Form 10QSB
period 2007-09-30
MICRO MAMMOTH SOLUTIONS INC
filed 2007-11-14
CIK 1404526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

 ☒QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 33-140666

MICRO MAMMOTH SOLUTIONS, INC.

(Exact name of small business issuer as specified in its charter)

Nevada	20-5549779
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1511 Dodd Road Winter Park, Florida 32792
(Address of principal executive offices)

407-529-7144
(Issuer’s telephone number)

Copies of Communications to:
Law Office of Barbara A. Moran
1015 North Semoran Boulevard
#105-465
Casselberry, Florida 32707
407-263-4026

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No☐
The number of shares of Common Stock, $0.001 par value, outstanding on September 30, 2007, was 10,034,000 shares.

Transitional Small Business Disclosure Format (check one): Yes  ☐ No ☒

MICRO MAMMOTH SOLUTIONS INC.
TABLE OF CONTENTS

i

ITEM 1 - FINANCIAL INFORMATION

MICRO MAMMOTH SOLUTIONS, INC.
(A Development Stage Company)

BALANCE SHEET
(Unaudited)

September 30,
2007
ASSETS
Current assets:
Cash	$5,206

Total current assets	5,206

Total Assets	$5,206

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accrued liabilities	$2,250
Loan from shareholder	2,314

Total current liabilities	4,564

Stockholders' equity:
Common stock, $.0001 par value, authorized 100,000,000 shares; 10,034,000 issued and outstanding as of September 30, 2007	1,003

Additional paid-in capital	176,347

Accumulated deficit during development stage	(176,708)

Total stockholders' equity	642

Total liabilities and stockholders' equity	$5,206

The accompanying notes are an integral of the financial statements.

MICRO MAMMOTH SOLUTIONS, INC.
(A Development Stage Company)

STATEMENT OF OPERATIONS
(Unaudited)

	Three months ended September 30, 2007	For the Period September 13, 2006 (Inception) to September 30, 2006	For the Period September 13, 2006 (Inception) to September 30, 2007

Revenue	$3,000	$-	$11,000

Expenses:
General and administrative	4,941	1,964	187,708

Total expenses	4,941	1,964	187,708

Net loss	$(1,941)	$(1,964)	$(176,708)

Weighted average number of common shares outstanding, basic and fully diluted	10,034,000	4,588,235	8,687,189

Net loss per weighted share basic and fully diluted	(0.00)	(0.00)	(0.03)

The accompanying notes are an integral of the financial statements.

MICRO MAMMOTH SOLUTIONS, INC.
(A Development Stage Company)
STATEMENT OF CASH FLOWS
(Unaudited)

	Three Months Ended September 30, 2007	For the Period September 13, 2006 (Inception) to September 30, 2006	For the Period September 13, 2006 (Inception) to September 30, 2007

CASH FLOWS FROM OPERATIONS

Net loss	$(1,941.00)	$(1,964)	$(176,708)

Adjustments to reconcile net loss to net cash used for operating activities:
Stock based compensation	-	650	170,650
Increase in accrued liabilities	(3,250)	-	2,250

NET CASH USED FOR OPERATING ACTIVITIES	(5,191)	(1,314)	(3,808)

CASH FLOWS FROM INVESTING ACTIVITIES

NET CASH USED IN INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Issuance of common stock	-	-	6,700
Proceeds from shareholder loan	-	1,314	2,314

NET CASH PROVIDED BY FINANCING ACTIVITIES	-	1,314	9,014

Net increase in cash	(5,191)	-	5,206
Cash, beginning of period	10,397	-	-
Cash, end of period	$5,206	$-	$5,206

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Issuance of 3,400,000 shares of common stock for consulting services	$-	$-	$170,000

Issuance of 6,500,000 shares of common stock for compensation to founding shareholder	$-	$-	$650

The accompanying notes are an integral of the financial statements.

Note 1 - Organization and summary of significant accounting principles

Organization

The company was organized September 13, 2006 (Date of Inception) under the laws of the State of Florida. The company has not commenced significant operations and, in accordance with Statement of Financial Accounting Standards No. 7 Accounting and Reporting by Development Stage Enterprises (“SFAS No. 7”), the company is considered a development stage company.

The company will provide consulting services to mortgage companies. The company currently focuses on three stages of consulting with client businesses: billing, customer service and scripting.

Accounting period

The company has adopted an annual accounting period of July through June.

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ significantly from those estimates.

Cash and cash equivalents

For the purpose of the statements of cash flows, all highly liquid investments with a maturity of three months or less are considered to be cash equivalents.

Revenue recognition

The company provides consulting services

Furniture and equipment

Furniture and equipment are stated at cost less accumulated depreciation. It is the policy of the company to capitalize items greater than or equal to $1,000 and provide depreciation based on the estimated useful life of individual assets, calculated using the straight line method.

Estimated useful lives range as follows:

Years

Furniture and equipment	3 - 5
Computer hardware	3
Vehicles	5

Fair value of financial instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2007. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, accounts payable and notes payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

Earnings per share

The company has adopted Statement of Financial Accounting Standards No. 128. Earnings Per Share ("SFAS No. 128"). Basic earnings per common share ("EPS") calculations are determined by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earning per common share calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding. During periods when common stock equivalents, if any, are anti- dilutive they are not considered in the computation.

Income taxes

The company has adopted Statement of Financial Accounting Standard No. 109, Accounting for Income Taxes ("SFAS No. 109") for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes because of differences in amounts deductible for tax purposes. Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or non-current, depending on the classification of assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse.

Recent pronouncements

In November 2004, the FASB issued SFAS 151 “Inventory Costs.” This Statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). In addition, this Statement requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this Statement will be effective for the company beginning with its fiscal year ending December 31, 2007. The company is currently evaluating the impact this new Standard will have on its operations, but believes that it will not have a material impact on the company’s financial position, results of operations or cash flows.

In February 2006, the FASB issued SFAS 155, “Accounting for Certain Hybrid Financial Instruments." This Statement amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This

Statement resolves issues addressed in Statement 133 Implementation Issue No. Dl, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” This Statement:

a)	Permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation.

b)	Clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133.

c)
Establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation.

d)	Clarifies that concentrations of’ credit risk in the form of subordination are not embedded derivatives.

e)
Amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.

The fair value election provided for in paragraph 4(e) of this Statement may also be applied upon adoption of this Statement for hybrid financial instruments that had been bifurcated under paragraph 12 of Statement 133 prior to the adoption of this Statement. Earlier adoption is permitted as of the beginning of our fiscal year, provided we have not yet issued financial statements, including financial statements for any interim period, for that fiscal year. Provisions of this Statement may be applied to instruments that we hold at the date of adoption on an instrument-by-instrument basis.

Adoption of this Statement is required as of the beginning of the first fiscal year that begins after September 15, 2006. The adoption of this statement is not expected to have a material impact on the company’s financial statements.

In March 2006, The FASB issued SEAS 156, “Accounting for Servicing of Financial Assets.” This Statement amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. This Statement:

a)	Requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations.

b)	Requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable.

c)	Permits an entity to choose either the amortization method or the fair value measurement method for each class of separately recognized servicing assets and servicing liabilities.

d)
At its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity’s exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value.

e)
Requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities.

Adoption of this Statement is required as of the beginning of the first fiscal year that begins after September 15, 2006. The adoption of this statement is not expected to have a material impact on the company’s financial statements.

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements.” This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure about fair value measurement. The implementation of this guidance is not expected to have any impact on the company’s financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of PASS Statements No. 87, 106, and 132(R)” (“SFAS No. 158”). SFAS No. 158 requires companies to recognize a net liability or asset and an offsetting adjustment to accumulated other comprehensive income to report the funded status of defined benefit pension and other postretirement benefit plans. SFAS No. 158 requires prospective application, recognition and disclosure requirements effective for the company’s fiscal year ending December 31, 2007. Additionally, SFAS No. 158 requires companies to measure plan assets and obligations at their year-end balance sheet date. This requirement is effective for the company’s fiscal year ending December 31, 2009. The company is currently evaluating the impact of the adoption of SFAS No. 258 and does not expect that it will have a material impact on its financial statements.

In September 2006, the United States Securities and Exchange Commission (“SEC”), adopted SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” This SAB provides guidance on the consideration of the effects to prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 establishes an approach that requires quantification of financial statement errors based on the effects of each of the company’s balance sheet and statement of operations financial statements and the related financial statement disclosures. The SAB permits existing public companies to record the cumulative effect of initially applying this approach in the first year ending after November 15, 2006 by recording the necessary correcting adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings. Additionally, the use of the cumulative effect transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose. The company is currently evaluating the impact, if any, that SAB 108 may have on the company’s results of operations or financial position.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109.” This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Interpretation No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Interpretation No. 48 is effective for fiscal years beginning after December 15, 2006 and the company is currently evaluating the impact, if any, that FASB Interpretation No. 48 may have on it’s results of operations or financial position.

Note 2 - Going concern

The accompanying financial statements have been prepared assuming that the company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. As noted above, the company is in the development stage and, accordingly, has not yet generated significant revenues from operations. As stated the company is a development stage company and generated revenues totaling $11,000 and incurred accumulated net losses from September 13, 2006 (inception) through the period ended September 30, 2007 in excess of $176,708.

The ability of the company to continue as a going concern is dependent upon its ability to raise additional capital from the sale of common stock and, ultimately, the achievement of significant operating revenues. The accompanying financial statements do not include any adjustments that might be required should the company be unable to recover the value of its assets or satisfy its liabilities.

Note 3 -Income taxes

Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or non-current, depending on the classification of assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences for the periods presented are as follows:

Income tax provision at the federal statutory rate	34%
Effect of operating losses	-34%
0%

Net deferred tax assets consist of the following:

For the three months
ended September 30,
2007
Gross deferred tax asset	$59,000
Gross deferred tax liability	-
Valuation allowance	(59,000)
Net deferred tax asset	$-

The company did not pay any income taxes during the three months ended September 30, 2007.

Note 4 - Stockholders’ equity

In September 2006, the Company issued 6,500,000 shares of its $0.001 par value common stock as founder's shares. In connection with the issuance of these 6,500,000 shares, the company recorded compensation expense in the amount of $650. The shares were deemed to have been issued pursuant to an exemption provided by Section 4(2) of the Act, which exempts from registration "transactions by an issuer not involving any public offering."

In January 2007, the Company issued 3,400,000 shares of its $0.001 par value common stock for consulting services. In connection with the issuance of these 3,400,000 shares, the company recorded compensation expense in the amount of $170,000. The shares were deemed to have been issued pursuant to an exemption provided by Section 4(2) of the Act, which exempts from registration "transactions by an issuer not involving any public offering."

In June 2007, the Company issued 134,000 shares of its $0.001 par value common stock for $6,700 cash. The shares were deemed to have been issued pursuant to an exemption provided by Section 4(2) of the Act, which exempts from registration "transactions by an issuer not involving any public offering."

There have been no other issuances of common stock.

Note 5 - Warrants and options

There are no warrants or options outstanding to acquire any additional shares of common stock.

Note 6 - Related party transactions

Amounts due to the company’s chief executive officer totaled $2,314 at September 30, 2007. These amounts primarily represent loans to pay company startup expenses.

Note 7 - Commitments and contingent liabilities

Legal matters - The Company is occasionally party to litigation or threat of litigation arising in the normal course of business. Management, after consultation with legal counsel, does not believe that the resolution of any such matters will have a material effect on the company’s financial position or results of operations.

FORWARD-LOOKING STATEMENTS

This document contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including, but not limited to, any projections of earnings, revenue or other financial items; any statements of the plans, strategies and objections of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; any statements or belief; and any statements of assumptions underlying any of the foregoing.

Forward-looking statements may include the words “may,” “could,” “estimate,” “intend,” “continue,” “believe,” “expect,” “anticipate” or other similar words. These forward-looking statements present our estimates and assumptions only as of the date of this report. Except for our ongoing securities laws, we do not intend, and undertake no obligation, to update any forward-looking statement.

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. The factors impacting these risks and uncertainties include, but are not limited to:

•	our ability to successfully compete in the professional services industry;

•	difficulties developing a new line of business in the professional services industry;

•	failure to identify, develop or profitably manage additional businesses;

•	failure to obtain new customers or retain existing customers;

•	inability to efficiently manage our operations;

•	inability to achieve future operating results;

•	inability to obtain capital for future growth;

•	loss of key executives; and

•	general economic and business conditions.

For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see “Factors That May Affect Our Results of Operation” in this document and in our Prospectus and SB-2 filing SEC on July 17, 2007, available at the SEC’s website at www.sec.gov.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS

Plan of Operation

Since the inception of Micro Mammoth Solutions, Inc. (hereinafter MIMS), we have not been engaged in significant operation, nor have we had significant revenues, as we are a development stage company. Our plan of operation for the next twelve months will be to expand our client base. We intend to market our consulting services to small and medium size businesses that are mortgage brokers and mortgage lenders. MIMS will assist brokers and mortgage lenders with the customer service and marketing aspects of their business, allowing our customers to focus on the business aspects of providing mortgages. Our consulting business will focus on customer service and marketing.

As we continue to implement our business plan, we will need to raise additional funds. We anticipate obtaining additional financing to fund operations through common stock offerings, to the extent available, or to obtain additional financing to the extent necessary to augment our working capital.

Our current related party contract is providing sufficient revenue to continue current operations, and will provide sufficient revenue to meet our needs over the next twelve months.

We are not currently performing any product research or development, and do not have plans to do so for the next twelve month period.

MIMS does intend to continue to use the income from our current client to continue to meet our operating expenses.

We do not have need for the purchase of any property or equipment at this time.

MIMS will not have any significant changes in the current number of employees.

Interim Period

This is an interim period report. For a full discussion of our business, please see our SB-2 filing available the SEC’s website at www.sec.gov.

 Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results or operations, liquidity, capital expenditures or capital resources that is material to investors.

Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplates continuation of the Company as a going concern. The Company’s operations generated limited income during the current period ended.

The future success of the Company is likely dependent on its ability to obtain additional capital to develop its proposed consulting offerings and ultimately, upon its ability to attain future profitable operations. There can be no assurance that the Company will be successful in obtaining such financing, or that it will attain positive cash flow from operations.

FACTORS THAT MAY AFFECT OUR RESULTS OF OPERATION

We are a development stage company organized in March 2006 and have no operating history, which makes an evaluation of us extremely difficult. At this stage of our business operations, even with our good faith efforts, potential investors have a high probability of losing their investment.

We were incorporated in March of 2006 as a Nevada corporation. As a result of our recent start up, we have generated limited revenues from operations and have been focused on organizational, start-up, and market analysis activities since we incorporated. Our operating activities during this period consisted primarily of developing contacts for our consulting services. There is nothing at this time on which to base an assumption that our business operations will prove to be successful or that we will ever be able to operate profitably. Our future operating results will depend on many factors, including our ability to raise adequate working capital, demand for our services, the level of our competition and our ability to attract and maintain key management and employees.

Our prospects are subject to the risks and expenses encountered by start-up companies, such as ours, which are establishing a business as consulting firm. Our limited operating history makes it difficult or impossible to predict future results of our operations. We may not establish a client base that will make us profitable, which might result in the loss of some or all of your investment in our common stock.

You should consider our prospects in light of the risks and difficulties frequently encountered by early stage companies in the rapidly evolving consulting market. These risks include, but are not limited to, an unpredictable business environment, the difficulty of managing growth and the use of our business model. To address these risks, we must, among other things:

•	expand our customer base;
•	enhance our name recognition;
•	expand our product and service offerings;
•	successfully implement our business and marketing strategy;
•	provide superior customer service;
•	respond effectively to competitive and technological developments; and
•	attract and retain qualified personnel.

 Because our common stock is deemed a low-priced “Penny” stock, an investment in our common stock should be considered high risk and subject to marketability restrictions. These marketability restrictions may prevent you from liquidating your stock, thus causing a loss of your investment.

Since our common stock is a penny stock, as defined in Rule 3a51-1 under the Securities Exchange Act, it will be more difficult for investors to liquidate their investment even if and when a market develops for the common stock. Until the trading price of the common stock rises above $5.00 per share, if ever, trading in the common stock is subject to the penny stock rules of the Securities Exchange Act specified in rules 15g-1 through 15g-10. Those rules require broker-dealers, before effecting transactions in any penny stock, to:

•	Deliver to the customer, and obtain a written receipt for, a disclosure document;
•	Disclose certain price information about the stock;
•	Disclose the amount of compensation received by the broker-dealer or any associated person of the broker-dealer;
•	Send monthly statements to customers with market and price information about the penny stock; and
•	In some circumstances, approve the purchaser’s account under certain standards and deliver written statements to the customer with information specified in the rules.

Consequently, the penny stock rules may restrict the ability or willingness of broker-dealers to sell the common stock and may affect the ability of holders to sell their common stock in the secondary market and the price at which such holders can sell any such securities. These additional procedures could also limit our ability to raise additional capital in the future.

NASD sales practice requirements may also limit a stockholder's ability to buy and sell our stock, if and when we are quoted on the OTC Bulletin Board.

In addition to the “penny stock” rules described above, the National Association of Securities Dealers (NASD) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, the NASD believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The NASD requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

ITEM 3. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. As of the end of the period covered by this report, Mr. James Watson, our Chief Executive Officer and Principal Financial Officer evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based on the evaluation, which disclosed no significant deficiencies or material weaknesses, Mr. Watson, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting him to material information required to be included in our periodic SEC filings. There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

It should be noted, however, that no matter how well designed and operated, a control system can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems (including faulty judgments in decision making or breakdowns resulting from simple errors or mistakes), there can be no assurance that any design will succeed in achieving its stated goals under all potential conditions. Additionally, controls can be circumvented by individual acts, collusion or by management override of the controls in place.

PART II--OTHER INFORMATION

Item 1.  Legal Proceedings

We are not a party to any material legal proceedings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There have been no sales of equity securities in the third quarter of 2007.

Item 3. Defaults Upon Senior Securities

There have been no defaults upon senior securities.

Item 4. Submission of Matters to a Vote of Security Holders

There have been no submissions of matters to a vote of security holders.

Item 5. Other Information

None.

Item 6. Exhibits

Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
3.1(i)	Articles of Incorporation		SB-2		3.1(i)	07/17/07
3.1(ii)	Bylaws of Micro Mammoth Solutions, Inc.		SB-2		3.1(ii)	07/17/07
31	Certification of James Watson pursuant to Section 302 of the Sarbanes-Oxley Act	X
32	Certification of James Watson pursuant to Section 906 of the Sarbanes-Oxley Act	X

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MICRO MAMMOTH SOLUTIONS, INC.
(Registrant)

By:	/s/ James Watson
James Watson, President and CEO
Micro Mammoth Solutions, Inc.

Date: November 14, 2007

Exhibit 31

CERTIFICATION OF JAMES WATSON
PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT

CERTIFICATION

I, James Watson, certify that:

1.	I have reviewed this report on Form 10-QSB of Micro Mammoth Solutions, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of Micro Mammoth Solutions, Inc. as of, and for, the periods presented in this quarterly report;

4.	I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for Micro Mammoth Solutions, Inc. and have:

(a)
Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to Legend Business Group, Inc., including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this report is being prepared;

(b)
Evaluated the effectiveness of Micro Mammoth Solutions’ disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c)
Disclosed in this report any change in Micro Mammoth Solutions’ internal control over financial reporting that occurred during Micro Mammoth Solutions’ most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, Micro Mammoth Solutions’ internal control over financial reporting; and

5.	I have disclosed, based on my most recent evaluation of internal control over financial reporting, to Micro Mammoth Solutions’ auditors and of Micro Mammoth Solutions’ board of directors:

(a)    All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect Micro Mammoth Solutions’ ability to record, process, summarize and report financial information; and

(b)    Any fraud, whether or not material, that involves management or other employees who have a significant role in Micro Mammoth Solutions’ internal control over financial reporting.

Date: Nov. 14, 2007

/s/ James Watson
James Watson
Chief Executive Officer and Principal Accounting Officer

Exhibit 32

CERTIFICATION OF JAMES WATSON
PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT

CERTIFICATION PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Micro Mammoth Solutions, Inc. (the “Company”) on Form 10-QSB for the quarter ended September 30, 2007 as filed with the Securities and Exchange Commission on or about the date hereof (“Report”), the undersigned, in the capacities and on the date indicated below, hereby certifies pursuant 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

1.	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: Nov. 14, 2007

/s/ James Watson
James Watson
Chief Executive Officer and Principal Accounting Officer