Form 10QSB
period 2007-12-31
MICRO MAMMOTH SOLUTIONS INC
filed 2008-02-04
CIK 1404526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007

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

407-529-7144
(Issuer’s telephone number)

Copies of Communications to:
Law Office of Barbara A. Moran
1015 North Semoran Boulevard
#105-465
Casselberry, Florida 32707
407-263-4026

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ࿠

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒    No࿠

The number of shares of Common Stock, $0.001 par value, outstanding on December 31, 2007, was 10,034,000 shares.

Transitional Small Business Disclosure Format (check one): Yes ࿠ No ☒

MICRO MAMMOTH SOLUTIONS INC. TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MICRO MAMMOTH SOLUTIONS, INC.
(A Development Stage Company)

BALANCE SHEET
(Unaudited)

December 31,
2007
ASSETS
Current assets:
Cash	$3,828

Total current assets	3,828

Total Assets	$3,828

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accrued liabilities	$2,250
Loan from shareholder	2,314

Total current liabilities	4,564

Stockholders' equity:
Common stock, $.0001 par value, authorized 100,000,000
shares; 10,034,000 issued and outstanding
as of December 31, 2007	1,003

Additional paid-in capital	176,347

Accumulated deficit during development stage	(178,086)

Total stockholders' equity	(736)

Total liabilities and stockholders' equity	$3,828

The accompanying notes are an integral of the financial statements.

MICRO MAMMOTH SOLUTIONS, INC.
(A Development Stage Company)

STATEMENT OF OPERATIONS
(Unaudited)

			Six Months	For the Period	For the Period
	Three Months Ended		Ended	September 13, 2006	September 13, 2006
	December 31,		December 31,	(Inception) to	(Inception) to
	2007	2006	2007	December 31, 2006	December 31, 2007

Revenue	$3,000	$2,000	$6,000	$2,000	$14,000

Expenses:
General and administrative	4,378	214	9,319	2,178	192,086

Total expenses	4,378	214	9,319	2,178	192,086

Net loss	$(1,378)	1,786	$(3,319)	$(178)	$(178,086)

Weighted average number of common
shares outstanding, basic and fully diluted	6,934,000	6,201,835	6,934,000	6,500,000	6,705,346

Net loss per weighted share
basic and fully diluted	(0.00)	0.00	(0.00)	(0.00)	(0.03)

The accompanying notes are an integral of the financial statements.

MICRO MAMMOTH SOLUTIONS, INC.
(A Development Stage Company)
STATEMENT OF CASH FLOWS
(Unaudited)

		For the Period	For the Period
	Six Months	September 13, 2006	September 13, 2006
	Ended	(Inception) to	(Inception) to
	December 31,	December 31,	December 31,
	2007	2006	2007
Cash flows from operating activities:

Net loss	$(3,319)	$(178)	$(178,086)

Adjustments to reconcile net loss to net cash
Stock based compensation	-	650	170,650
Increase in accrued liabilities	(3,043)	-	2,250

Net cash ( used in) provided by operating activities	(6,362)	472	(5,186)

Cash flows from investing activities:

Net cash used in investing activities	-	-	-

Cash flows from financing activities:

Issuance of common stock	-	-	6,700
Proceeds from shareholder loan	-	2,314	2,314

Net cash provided by financing activities	-	2,314	9,014

Net increase in cash	(6,362)	2,786	3,828
Cash, beginning of period	10,190	-	-

Cash, end of period	$3,828	$2,786	$3,828

Supplemental disclosures of non-cash investing
and financing activities:

Issuance of 3,400,000 shares of common stock for
consulting services	$-	$-	$170,000

Issuance of 6,500,000 shares of common stock for
compensation to founding shareholder	$-	$-	$650

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

Fair value of financial instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2007. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, accounts payable and notes payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

a)	Permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation

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

.

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

Note 2 - Going concern

The accompanying financial statements have been prepared assuming that the company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. As noted above, the company is in the development stage and, accordingly, has not yet generated significant revenues from operations. As stated the company is a development stage company and generated revenues totaling $11,000 and incurred accumulated net losses from September 13, 2006 (inception) through the period ended December 31, 2007 in excess of $178,086.

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

For the six months
ended December 31,
2007
Gross deferred tax asset	$59,000
Gross deferred tax liability	-
Valuation allowance	(59,000)

Net deferred tax asset	$-

The company did not pay any income taxes during the six months ended December 31, 2007.

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

Note 6 - Related party transactions

Amounts due to the company’s chief executive officer totaled $2,314 at December 31, 2007. These amounts primarily represent loans to pay company startup expenses.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS

Plan of Operation

Since the inception of Micro Mammoth Solutions, Inc. (hereinafter MMSI), we have not been engaged in significant operation, nor have we had significant revenues, as we are a development stage company. Our plan of operation for the next twelve months will be to expand our client base. We intend to market our consulting services to small and medium size businesses that are mortgage brokers and mortgage lenders. MMSI will assist brokers and mortgage lenders with the customer service and marketing aspects of their business, allowing our customers to focus on the business aspects of providing mortgages. Our consulting business will focus on customer service and marketing.

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

MMSI does intend to continue to use the income from our current client to continue to meet our operating expenses.

We do not have need for the purchase of any property or equipment at this time.

MMSI will not have any significant changes in the current number of employees.

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

FINRA sales practice requirements may also limit a stockholder's ability to buy and sell our stock, if and when we are quoted on the OTC Bulletin Board.

In addition to the “penny stock” rules described above, the Financial Industry Regulatory Authority (FINRA) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, the FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

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

There have been no sales of equity securities in the fourth quarter of 2007.

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

Date: February 4, 2008