Form 10QSB
period 2008-03-31
MICRO MAMMOTH SOLUTIONS INC
filed 2008-05-14
CIK 1404526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

407-529-7144
(Issuer’s telephone number)

Copies of Communications to:
Law Office of Barbara A. Moran
1015 North Semoran Boulevard
#105-465
Casselberry, Florida 32707
407-263-4026

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

The number of shares of Common Stock, $0.001 par value, outstanding on March 31, 2008, was 10,034,000 shares.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

MICRO MAMMOTH SOLUTIONS INC. TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MICRO MAMMOTH SOLUTIONS, INC.
(A Development Stage Company)

BALANCE SHEET
(Unaudited)
March 31, 2008

ASSETS
Current assets:
Cash	$3,001
Total current assets	3,001

Total Assets	$3,001
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accrued liabilities	$2,250
Loan from shareholder	2,314
Total current liabilities	4,564

Stockholders' equity:
Common stock, $.0001 par value, authorized 100,000,000
shares; 10,034,000 issued and outstanding
as of March 31, 2008	1,003

Additional paid-in capital	176,347

Accumulated deficit during development stage	(178,913)
Total stockholders' equity	(1,563)
Total liabilities and stockholders' equity	$3,001

The accompanying notes are an integral of the financial statements.

MICRO MAMMOTH SOLUTIONS, INC.
(A Development Stage Company)

STATEMENT OF OPERATIONS
(Unaudited)

			Nine Months	For the Period	For the Period
	Three Months Ended		Ended	September 13, 2006	September 13, 2006
	March 31,		March 31,	(Inception) to	(Inception) to
	2008	2007	2008	March 31, 2007	March 31, 2008

Revenue	$3,000	$3,000	$9,000	$5,000	$17,000

Expenses:
General and administrative	3,827	170,000	13,146	172,178	195,913

Total expenses	3,827	170,000	13,146	172,178	195,913

Net loss	$(827)	(167,000)	$(4,146)	$(167,178)	$(178,913)

Weighted average number of common shares outstanding, basic and fully diluted	6,934,000	6,439,196	6,934,000	6,602,513	6,742,173

Net loss per weighted share basic and fully diluted	$(0.00)	$(0.03)	$(0.00)	$(0.03)	$(0.03)

The accompanying notes are an integral of the financial statements.

MICRO MAMMOTH SOLUTIONS, INC.
(A Development Stage Company)
STATEMENT OF CASH FLOWS
(Unaudited)

		For the Period	For the Period
	Nine Months	September 13, 2006	September 13, 2006
	Ended	(Inception) to	(Inception) to
	March 31,	March 31,	March 31,
	2008	2007	2008
Cash flows from operating activities:

Net loss	$(4,146)	$(167,178)	$(178,913)

Adjustments to reconcile net loss to net cash
used for operating activities:
Stock based compensation	-	170,650	170,650
Increase in accounts receivable	-	(2,000)	-
Increase(decrease) in accrued liabilities	(3,043)	-	2,250
-
Net cash ( used in) provided by operating activities	(7,189)	1,472	(6,013)

Cash flows from investing activities:

Net cash used in investing activities	-	-	-

Cash flows from financing activities:

Issuance of common stock	-	-	6,700
Proceeds from shareholder loan	-	2,314	2,314
Net cash provided by financing activities	-	2,314	9,014

Net increase in cash	(7,189)	3,786	3,001
Cash, beginning of period	10,190	-	-

Cash, end of period	$3,001	$3,786	$3,001

Supplemental disclosures of non-cash investing
and financing activities:

Issuance of 3,400,000 shares of common stock for
consulting services	$-	$170,000	$170,000

Issuance of 6,500,000 shares of common stock for
compensation to founding shareholder	$-	$650	$650

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

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109.” This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Interpretation No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Interpretation No. 48 is effective for fiscal years beginning after December 15, 2006 and the company is currently evaluating the impact, if any, that FASB Interpretation No. 48 may have on its results of operations or financial position.

Note 2 - Going concern

The accompanying financial statements have been prepared assuming that the company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. As noted above, the company is in the development stage and, accordingly, has not yet generated significant revenues from operations. As stated the company is a development stage company and generated revenues totaling $17,000 and incurred accumulated net losses from September 13, 2006 (inception) through the period ended March 31, 2008 in excess of $178,913.

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

For the nine months
ended March 31,
2008
Gross deferred tax asset	$59,000
Gross deferred tax liability	-
Valuation allowance	(59,000)
Net deferred tax asset	$-

The company did not pay any income taxes during the nine months ended March 31, 2008.

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

Note 6 - Related party transactions

Amounts due to the company’s chief executive officer totaled $2,314 at March 31, 2008. These amounts primarily represent loans to pay company startup expenses.

Note 7 - Commitments and contingent liabilities

Legal matters - The Company is occasionally party to litigation or threat of litigation arising in the normal course of business. Management, after consultation with legal counsel, does not believe that the resolution of any such matters will have a material effect on the company’s financial position or results of operations.

Note 8 - Agreement and Plan of Merger

On March 10, 2008 the Company entered into an agreement and plan of merger with Advanced Blast Protection, Inc. (ABP). The agreement is contingent on ABP obtaining financing for the agreement. The agreement expires on July 31, 2008 unless extended by the parties.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS

Plan of Operation

Since the inception of Micro Mammoth Solutions, Inc. (hereinafter MMSI), we have not been engaged in significant operations, nor have we had significant revenues, as we are a development stage company. Our plan of operation for the next twelve months will be to expand our client base. We intend to market our consulting services to small and medium size businesses that are mortgage brokers and mortgage lenders. MMSI will assist brokers and mortgage lenders with the customer service and marketing aspects of their business, allowing our customers to focus on the business aspects of providing mortgages. Our consulting business will focus on customer service and marketing.

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

Interim Period

This is an interim period report. For a full discussion of our business, please see our Prospectus filing available the SEC’s website at www.sec.gov.

 Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results or operations, liquidity, capital expenditures or capital resources that is material to investors.

Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplates continuation of the Company as a going concern. The Company’s operations generated limited income during the current period ended March 31, 2008.

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

There have been no sales of equity securities in the quarter ending March 31, 2008

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

Date: May 14, 2008