Form 10-K
period 2008-06-30
MICRO MAMMOTH SOLUTIONS INC
filed 2008-09-23
CIK 1404526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED June 30, 2008

MICRO MAMMOTH SOLUTIONS, INC.

(Name of small business issuer in its charter)

Nevada	333-144645	20-5549779
(State or Jurisdiction of	Commission File Number	(I.R.S. Employer
Incorporation or organization		Identification No.)

1511 Dodd Road
Winter Park, Florida 32792
407-529-7144

Securities registered pursuant to Section 12(g) of the Act:
COMMON STOCK, $0.001 PAR VALUE PER SHARE
(Title of Class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.           Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.           Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.        Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).       Yes ☒ No ☐

The aggregate market value of the voting stock held by non-affiliates (based upon the per share price of $0.05 on June 30, 2008) was approximately $176,700.

FORM 10-K CROSS REFERENCE INDEX

			PAGE
PART I

	Item 1.	Business	3
	Item 1A.	Risk Factors
	Item 1B.	Unresolved Staff Comments	6
	Item 2.	Properties	7
	Item 3.	Legal Proceedings	7
	Item 4.	Submission of Matters to a Vote of Security Holders	7

PART II

	Item 5.	Market for Registrant's Common Equity, Related
		Stockholder Matters and Issuer Purchases of Equity
		Securities	7
	Item 6.	Selected Financial Data	8
	Item 7.	Management's Discussion and Analysis of Financial
		Condition and Results of Operations	8
	Item 7A.	Quantitative and Qualitative Disclosures about Market
		Risk	11
	Item 8.	Financial Statements and Supplementary Data
	Item 9.	Changes in and Disagreements with Accountants on
		Accounting and Financial Disclosure	11
	Item 9A.	Controls and Procedures	11
	Item 9B.	Other Information	12

PART III

	Item 10.	Directors, Executive Officers and Corporate Governance	12
	Item 11.	Executive Compensation	15
	Item 12.	Security Ownership of Certain Beneficial Owners and
		Management and Related Stockholder Matters	16
	Item 13.	Certain Relationships, Related Transactions and Director
		Independence	17
	Item 14.	Principal Accounting Fees and Services	17

PART IV

	Item 15.	Exhibits and Financial Statement Schedules	18

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

Forward-looking statements may include the words “may,” “could,” “estimate,” “intend,” “continue,” “believe,” “expect” or “anticipate” or other similar words. These forward-looking statements present our estimates and assumptions only as of the date of this report. Except for our ongoing securities laws, we do not intend, and undertake no obligation, to update any forward-looking statement.

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. The factors impacting these risks and uncertainties include, but are not limited to:

o	increases in interest rates or our cost of borrowing or a default under any material debt agreements;
o	the unavailability of funds for capital expenditures;
o	the ability to locate potential merger or acquisition candidates.

For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see “Factors That May Affect Our Plan of Operation” in this document.

In this filing references to “Company,” “we,” “our,” and/or “us,” refers to Micro Mammoth Solutions.

PART I

ITEM 1.	DESCRIPTION OF BUSINESS.

(a) General Business Development

Micro Mammoth Solutions, Inc. (hereinafter MIMS) is a development stage company incorporated in the State of Nevada on September 13, 2006. Contemporaneously, we authorized 100,000,000 shares of common stock at $0.0001 par value. As of June 30, 2008 there are 10,034,000 shares of common stock issued and outstanding. There have been no other sales or issuance of any securities in the fourth quarter, which ends with the fiscal year ending June 30, 2008 for MIMS.

Our President and CEO Mr. James Watson is the holder of 6,500,000 shares of outstanding common stock or approximately 65% of the issued and outstanding shares of common stock as consideration for his expertise and his business concept of establishing a mortgage consulting network for commercial and residential lending companies, his serving on the Board of Directors, and assuming the liability of being an officer and director of a publicly trading and reporting Company.

Micro Mammoth Solutions, Inc. was formed as a mortgage consulting firm. MIMS general plan of operation is to provide consulting services to small and medium sized mortgage brokers and mortgage lenders. MIMS is to assist brokers and mortgage lenders with the customer service and marketing aspects of their business, allowing them to focus on the business aspects of providing mortgages. Since our inception, we have not engaged in significant operations, nor have we had significant revenues.

The fiscal year ending June 30, 2008 continued to be a challenging environment in the mortgage industry. Significant disruptions plagued global capital markets, the U.S. economy and the U.S. mortgage market. The so called “bursting of the U.S. housing bubble,” the ensuing “credit crises” and concern over certain industry-wide product offerings negatively impacted the expectations of the future performance of our economy as a whole and specifically the mortgage industry. As the US economy continues it recessionary struggles, participants in the markets have substantially curtailed financing of mortgage asset inventories and demand for our consulting services continues to decline.

As a result, we face substantial liquidity risk and uncertainty, near-term and otherwise, which threatens our ability to continue as a going concern and avoid bankruptcy.

On March 10, 2008, Micro Mammoth Solutions, Inc. and Advanced Blast Protection, Inc. (“ABP”), a Florida corporation, entered into a merger agreement. Once completed, “ABP” would emerge as the surviving corporation.

The Merger is subject to several conditions which are described in the Form 8-K/A filed with the United States Securities and Exchange Commission on March 13, 2008. As the merger was not be completed by July 31, 2008, the agreement was extended by all parties. If the Merger should not occur, Micro Mammoth Solutions will continue to seek out opportunities to execute its business plan.

For the year ending June 30, 2008, we incurred a net loss of $3,749. Our accumulated deficit at the end of June 30, 2008 was $178,516. As a result of our losses our audited financial statements for the year ended June 30, 2008, indicate that there is substantial doubt about our ability to continue as a going concern.

(b) Our Business

Initially, we were seeking to establish MIMS in the Florida mortgage market. Our goal was to provide expedited services to satisfy customer service issues for small and medium sized commercial and residential mortgage lenders. MIMS sought to attain the capability of responding to customer service and marketing issues for lenders across the United States. However, as a result of our lack of revenue generation, we have not been satisfied with our business plan, and we are aggressively seeking other business opportunities in an effort to substantiate stockholder value, including mergers with or the acquisition of private companies. We have not focused on any one market but are currently in negations for a merger agreement between MIMS and Advanced Blast Protection, Inc. If the merger does not occur, Micro Mammoth Solutions will execute its business plan, making modifications as needed due to the challenging market conditions presented.

Management believes that there are perceived benefits to being a reporting company with a class of publicly-registered securities. These are commonly thought to include (1) the ability to use registered securities to make acquisition of assets or businesses; (2) increased visibility in the financial community; (3) the facilitation of borrowing from financial institutions; (4) improved trading efficiency; (5) stockholder liquidity; (6) greater ease in subsequently raising capital; (7) compensation of key employees through stock options; (8) enhanced corporate image; and (9) a presence in the United States capital market.

A business entity, if any, which may be interested in a business combination with us may include (1) a company for which a primary purpose of becoming public is the use of its securities for the acquisition of assets or businesses; (2) a company which is unable to find an underwriter of its securities or is unable to find an underwriter of securities on terms acceptable to it; (3) a company which wishes to become public with less dilution of its common stock than would occur normally upon an underwriting; (4) a company which believes that it will be able to obtain investment capital on more favorable terms after it has become public; (5) a foreign company which may wish to gain an initial entry into the United States securities market; (6) a special situation company, such as a company seeking a public market to satisfy redemption requirements under a qualified Employee Stock Option Plan; or (7) a company seeking one or more of the other perceived benefits of becoming a public company.

We are authorized to enter into a definitive agreement with a wide variety of businesses without limitation as to their industry or revenues. Management believes Advanced Blast Protection, Inc. is a qualified candidate for such a business combination. Presently, it is not possible to accurately predict with which company, if any, we will enter into a definitive agreement or what will be the industry, operating history, revenues, future prospects or other characteristics of that company.

Micro Mammoth Solutions, Inc. remains hopeful the merger between itself and Advanced Blast Protection, Inc. will be consummated and “ABP” would emerge as the surviving corporation. However, the Merger is subject to several conditions which are described in the Form 8-K/A filed with the United States Securities and Exchange Commission on March 13, 2008. Since the merger was not completed by July 31, 2008, the agreement was extended by all parties, and it is anticipated that the merger will occur in the third quarter of 2008.

We may seek a business opportunity with entities which have recently commenced operations, or which wish to utilize the public marketplace in order to raise additional capital in order to expand into new products or markets, to develop a new product or service, or for other corporate purposes. We may acquire assets and establish wholly-owned subsidiaries in various businesses or acquire existing businesses as subsidiaries.

Our management, which in all likelihood will not be experienced in matters relating to the business of a target business, will rely upon its own efforts in accomplishing our business purposes. Outside consultants or advisors may be utilized by us to assist in the search for qualified target companies. If we do retain such an outside consultant or advisor, any cash fee earned by such person will need to be assumed by the target business, as we have no cash assets with which to pay such obligation.

The analysis of new business opportunities will be undertaken by, or under the supervision of our officer and director, who is not a professional business analyst. In analyzing prospective business opportunities, management may consider such matters as:

•	the available technical, financial and managerial resources;
•	working capital and other financial requirements;
•	history of operations, if any;
•	prospects for the future;
•	nature of present and expected competition;
•	the quality and experience of management services which may be available and the depth of that management;
•	the potential for further research, development, or exploration;
•	specific risk factors not now foreseeable but which then may be anticipated to impact our proposed activities;
•	the potential for growth or expansion;
•	the potential for profit;
•	the perceived public recognition or acceptance of products, services, or trades; name identification; and
•	other relevant factors.

Management does not have the capacity to conduct extensive investigations of a target business it may merge with, and as a result, a target business may have undiscovered shortcomings. Management may fail to enter into an agreement with the most investment-worthy target business. Following a business combination we may benefit from the services of others in regard to accounting, legal services, underwritings and corporate public relations. If requested by a target business, management may recommend one or more underwriters, financial advisors, accountants, public relations firms or other consultants to provide such services.

A potential target business may have an agreement with a consultant or advisor, providing that services of the consultant or advisor be continued after any business combination. Additionally, a target business may be presented to us only on the condition that the services of a consultant or advisor shall be continued after a merger or acquisition. Such preexisting agreements of target businesses for the continuation of the services of attorneys, accountants, advisors or consultants could be a factor in the selection of a target business.

In implementing a structure for a particular business acquisition, we may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity. We may also acquire stock or assets of an existing business. On the consummation of a transaction, it is likely that our present management and stockholder will no longer be in control. In addition, it is likely that our officer and director will, as part of the terms of the acquisition transaction, resign and be replaced by one or more new officers and directors.

It is anticipated that any securities issued in any such reorganization would be issued in reliance upon exemption from registration under applicable federal and state securities laws. In some circumstances however, as a negotiated element of its transaction, we may agree to register all or a part of such securities immediately after the transaction is consummated or at specified times thereafter. The issuance of additional securities and their potential sale into any trading market which may develop in our securities may depress the market value of our securities in the future if such a market develops, of which there is no assurance.

While the terms of a business transaction to which we may be a party cannot be predicted, it is expected that the parties to the business transaction will desire to avoid the creation of a taxable event and thereby structure the acquisition in a tax-free reorganization under Sections 351 or 368 of the Internal Revenue Code of 1986, as amended.

With respect to any merger or acquisition negotiations with a target business, management expects to focus on the percentage of the Company which target business stockholder would acquire in exchange for their shareholdings in the target business. Depending upon, among other things, the target business's assets and liabilities, our stockholder will in all likelihood hold a substantially lesser percentage ownership interest in the Company following any merger or acquisition. Any merger or acquisition effected by us can be expected to have a significant dilutive effect on the percentage of shares held by our stockholder at such time.

No assurances can be given that we will be able to enter into a business combination, as to the terms of a business combination, or as to the nature of the target business.

We anticipate that the selection of a business opportunity in which to participate will be complex and without certainty of success. Management believes (but has not conducted any research to confirm) that there are numerous firms seeking the perceived benefits of a publicly registered corporation. Such perceived benefits may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for incentive stock options or similar benefits to key employees, increasing the opportunity to use securities for acquisitions, and providing liquidity for our stockholder and other factors. Business opportunities may be available in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

Employees

As of June 30, 2008, we had one employee, James Watson.

AVAILABLE INFORMATION

We file annual, quarterly and special reports and other information with the SEC that can be inspected and copied at the public reference facility maintained by the SEC at 100 F Street, N.E., Room 1580, Washington, D.C. 20549-0405. Information regarding the public reference facilities may be obtained from the SEC by telephoning 1-800-SEC-0330. The Company's filings are also available through the SEC's Electronic Data Gathering Analysis and Retrieval System which is publicly available through the SEC's website (www.sec.gov). Copies of such materials may also be obtained by mail from the public reference section of the SEC at 100 F Street, N.E., Room 1580, Washington, D.C. 20549-0405 at prescribed rates.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Micro Mammoth Solutions, Inc. is not a party to unresolved Staff Comments.

ITEM 2.	DESCRIPTION OF PROPERTY.

We do not lease or rent any property. Our executive offices are located at 1511 Dodd Road, Winter Park, Fl 32792. Our office space and related services are provided at no charge by James Watson our President and CEO.

ITEM 3.	LEGAL PROCEEDINGS.

We are not a party to any material legal proceedings.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

We did not submit any matters to vote of our stockholders during our last fiscal quarter ended June 30, 2008.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

(a) Market Information

Our Common Stock is traded in the over-the-counter securities market through the National Association of Securities Dealers Automated Quotation Bulletin Board System, under the symbol “MIMS”. We have been eligible to participate in the OTC Bulletin Board since November 8, 2007. The following table sets forth the quarterly high and low bid prices for our Common Stock during our last two fiscal years, as reported by a Quarterly Trade and Quote Summary Report of the OTC Bulletin Board. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

	2007		2006
	High	Low	High	Low
1st Quarter	0.001	0.001	0.001	0.001
2nd Quarter	0.001	0.001	0.001	0.001
3rd Quarter	0.001	0.001	0.001	0.001
4th Quarter	0.001	0.001	0.001	0.001

(b) Holders of Common Stock

As of June 30, 2008, we had approximately 51 stockholders of record of the 10,034,000 shares outstanding.

(c) Dividends

The Board of Directors has not declared any dividends due to the following reasons:

1.	The Company has not yet adopted a policy regarding payment of dividends;
2.	The Company does not have any money to pay dividends at this time;
3.	The declaration of a cash dividend would result in an impairment of future working capital; and
4.	The Board of Directors will not approve the issuance of a stock dividend.

Equity Compensation Plans Information

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a)) ( c )
Equity compensation plans approved by security holders	0	0	0
Equity compensation plans not approved by security holders	0	0	0

Total	0	0	0

Recent Sales of Unregistered Securities

We did not sell or issue any securities in our last fiscal quarter ended June 30, 2008, the second quarter of 2008, or as of the date of this filing.

ITEM 6.	SELECTED FINANCIAL DATA

As a smaller reporting company, as defined by Rule 229.10(f)(1), MIMS is not required to provide a summary of selected consolidated financial data.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As a company in an early development stage, our ability to proceed with our plan of operation has continuously been a function of our ability to raise sufficient capital to continue our operations. At the end of our fiscal year we did not have any cash available.

We have continuously incurred losses since inception. For the year ended June 30, 2008 we had a net loss of $3,749 as compared to a net loss of $174,767 for the year ended June 30, 2007.

Plan of Operation

Initially, MIMS was seeking to establish itself in the Florida mortgage market, and then expand into other markets. Our goal was to provide expedited services to satisfy customer service issues for small and medium sized commercial and residential mortgage lenders. After attaining the capability of responding to customer service and marketing issues for lenders across the United States, MIMS could expand into additional markers. However, as a result of our lack of revenue generation, we have not been stalled with our business plan, and we are aggressively seeking other business opportunities in an effort to substantiate stockholder value, including mergers with or the acquisition of private companies. We have not focused on any one market but are currently in negations for a merger agreement between MIMS and Advanced Blast Protection, Inc. If the merger does not occur, Micro Mammoth Solutions will execute its business plan, making modifications as needed due to the challenging market conditions.

 We will attempt to execute our business plan, or locate and negotiate with other business entities for the merger of a target business into the Company. In certain instances, a target business may wish to become a subsidiary of the Company or may wish to contribute assets to the Company rather than merge. No assurances can be given that we will be successful in locating or negotiating with any target business.

Our audit reflects the fact that we have no current source of income. Further, that without realization of additional capital, it would be unlikely for the Company to continue as a going concern.

Our sole officer and director has agreed that he will advance any additional funds which we need for operating capital and for costs in connection with either executing our business plan or searching for or completing an acquisition or merger. Such advances have historically been converted to equity. There is no minimum or maximum amount the Officer and Director will advance to us. We will not borrow any funds for the purpose of repaying advances made by such Officer and Director, and we will not borrow any funds to make any payments to our promoters, management or their affiliates or associates.

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

FACTORS THAT MAY AFFECT OUR PLAN OF OPERATION

Our common stock may be affected by limited trading volume and may fluctuate significantly, which may affect our stockholders’ ability to sell shares of our common stock.

There has been a limited public market for our common stock and there can be no assurance that a more active trading market for our common stock will develop. An absence of an active trading market could adversely affect our stockholders' ability to sell our common stock in short time periods, or possibly at all. Our common stock has experienced, and is likely to experience in the future, significant price and volume fluctuations, which could adversely affect the market price of our common stock without regard to our operating performance. In addition, we believe that factors such as quarterly fluctuations in our financial results and changes in the overall economy or the condition of the financial markets could cause the price of our common stock to fluctuate substantially. These fluctuations may also cause short sellers to enter the market from time to time in the belief that we will have poor results in the future. We cannot predict the actions of market participants and, therefore, can offer no assurances that the market for our stock will be stable or appreciate over time. These factors may negatively impact our stockholders' ability to sell shares of our common stock.

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

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, as defined by Rule 229.10(f)(1), MIMS is not required to provide quantitative and qualitative disclosures about market risk.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the Financial Statements and accompanying footnotes for our full financial information and disclosures, beginning on page F-1.

As a smaller reporting company as defined by Rule 229.10, MIMS is not required to provide the supplementary financial date as required by this item.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

MIMS has had no changes in and no disagreements with accountants on accounting and financial disclosures.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this annual report on Form 10-K, an evaluation was carried out by our management, with the participation of Management, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act")) as of June 30, 2008. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer/Principal Financial Officer, to allow timely decisions regarding required disclosures.

Based on that evaluation, our management concluded that our disclosure controls and procedures were effective in reporting information required to be disclosed within the time periods specified in the SEC's rules and forms.

Management's Report on Internal Control over Financial Reporting

Management of our company is responsible for establishing and maintaining adequate internal control over financial reporting. Our company's internal control over financial reporting is a process, under the supervision of Management designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external purposes in accordance with United States generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that:

o Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company's assets;

o Provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the Board of Directors; and

o Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the financial statements.

Our management conducted an assessment of the effectiveness of the Company's internal control over financial reporting as of June 30, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management concluded that there was no material weakness in our internal controls over financial reporting, and accordingly, our controls are effective.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

Changes in Internal Control over Financial Reporting

There were no significant changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended December 31, 2007, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

MIMS has no “Other Information” disclosure.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The members of our board of directors serve for one year terms and are elected at the next annual meeting of stockholders, or until their successors have been elected. The officers serve at the pleasure of the board of directors. Information as to our current director and executive officer is as follows:

Name	Age	Title	First Elected	Term Expires
James Watson	29	Chairman, CEO, President	9/2006	9/2008

Duties, Responsibilities and Experience

James Watson has been the Chairman, CEO and President since the founding of Micro Mammoth Solutions, Inc. Mr. Watson currently devotes his time to running several operations in addition to MIMS. Mr. Watson has run Watson Investment Enterprises, since June 2006. In addition, Mr. Watson operates Guard Dog, LLC, which is a company that sells Identity Theft Protection, which has been in operation since early 2008. Since September 2005, Mr. Watson was a licensed mortgage broker, and operated Watson Mortgage. Prior to working in the mortgage industry, Mr. Watson worked as a general manager in the telecommunications industry.

Election of Directors and Officers

Directors are elected to serve until the next annual meeting of stockholders and until their successors have been elected and qualified. Officers are appointed to serve until the meeting of the Board of Directors following the next annual meeting of stockholders and until their successors have been elected and qualified.

No executive officer or director of the corporation has been the subject of any order, judgment, or decree of any court of competent jurisdiction, or any regulatory agency permanently or temporarily enjoining, barring suspending or otherwise limiting him from acting as an investment advisor, underwriter, broker or dealer in the securities industry, or as an affiliated person, director or employee of an investment company, bank, savings and loan association, or insurance company or from engaging in or continuing any conduct or practice in connection with any such activity or in connection with the purchase or sale of any securities.

No executive officer or director of the corporation has been convicted in any criminal proceeding (excluding traffic violations) or is the subject of a criminal proceeding, which is currently pending.

No executive officer or director of the corporation is the subject of any pending legal proceedings.

Audit Committee and Financial Expert

We do not have an Audit Committee, James Watson, our President and CEO, performs some of the same functions of an Audit Committee, such as: recommending a firm of independent certified public accountants to audit the annual financial statements; reviewing the independent auditors independence, the financial statements and their audit report; and reviewing management's administration of the system of internal accounting controls. The Company does not currently have a written audit committee charter or similar document.

We have no financial expert. We believe the cost related to retaining a financial expert at this time is prohibitive. Further, because of our start-up operations, we believe the services of a financial expert are not warranted.

Code of Ethics

A code of ethics relates to written standards that are reasonably designed to deter wrongdoing and to promote:

(1)	Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;
(2)	Full, fair, accurate, timely and understandable disclosure in reports and documents that are filed with, or submitted to, the Commission and in other public communications made by an issuer;
(3)	Compliance with applicable governmental laws, rules and regulations;
(4)	The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and
(5)	Accountability for adherence to the code.

We have not adopted a corporate code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions in that our sole officer and director serves in all the above capacities.

Our decision to not adopt such a code of ethics at this time is as a result of our having only one officer and director operating as the sole management for the Company. We believe that as a result of the limited interaction, which occurs having a sole officer/director for the Company eliminates the current need for such a code, in that violations of such a code would be reported to the party generating the violation.

Corporate Governance

Nominating Committee

We do not have a Nominating Committee or Nominating Committee Charter. James Watson, our President and CEO, performs some of the functions associated with a Nominating Committee. We have elected not to have a Nominating Committee in that we are a development stage company with limited operations and resources.

Director Nomination Procedures

Generally, nominees for Directors are identified and suggested by the members of the Board or management using their business networks. The Board has not retained any executive search firms or other third parties to identify or evaluate director candidates in the past and does not intend to in the near future. In selecting a nominee for director, the Board or management considers the following criteria:

1.
whether the nominee has the personal attributes for successful service on the Board, such as demonstrated character and integrity; experience at a strategy/policy setting level; managerial experience dealing with complex problems; an ability to work effectively with others; and sufficient time to devote to the affairs of Micro Mammoth Solutions, Inc.;

2.
whether the nominee has been the chief executive officer or senior executive of a public company or a leader of a similar organization, including industry groups, universities or governmental organizations;

3.
whether the nominee, by virtue of particular experience, technical expertise or specialized skills or contacts relevant to MIMS’s current or future business, will add specific value as a Board member; and

4.	whether there are any other factors related to the ability and willingness of a new nominee to serve, or an existing Board member to continue his service.

The Board or management has not established any specific minimum qualifications that a candidate for director must meet in order to be recommended for Board membership. Rather the Board or management will evaluate the mix of skills and experience that the candidate offers, consider how a given candidate meets the Board’s current expectations with respect to each such criterion and make a determination regarding whether a candidate should be recommended to the stockholders for election as a director. During 2007, MIMS received no recommendation for Directors from its stockholders.

Micro Mammoth Solutions, Inc. will consider for inclusion in its nominations of new Board of Director nominees proposed by stockholders who have held at least 1% of the outstanding voting securities of MIMS for at least one year. Board candidates referred by such stockholders will be considered on the same basis as Board candidates referred from other sources. Any stockholder who wishes to recommend for MIMS’s consideration a prospective nominee to serve on the Board of Directors may do so by giving the candidate’s name and qualifications in writing to MIMS’s at the following address: 1511 Dodd Road, Winter Park, Florida 32792.
.
Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires our executive officers and directors, and persons who beneficially own more than ten percent of our common stock, to file initial reports of ownership and reports of changes in ownership with the SEC. Executive officers, directors and greater than ten percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based upon a review of the copies of such forms furnished to us and written representations from our executive officers and directors, we believe that during the year ended 2007, James Watson was current in his filings.

ITEM 11.	EXECUTIVE COMPENSATION

OPTIONS/SARS GRANTS in LAST FISCAL YEAR

Individual Grants					Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term		Alternative to (f) and (g): Grant value
(a)	(b)	©	(d)	(e)	(f)	(g)	(h)
Name	Number of Securities Underlying Options/SARs Granted (#)	Percentage of Total Options/SARs Granted to Employees in Fiscal Year	Exercise of Base Price (#/SH)	Expiration date	5%($)	10%($)	Grant Date Present Value ($)
James Watson President & CEO	0	0	0	N/A	0	0	0

Aggregated Option/SAR Exercise in Last Fiscal Year and FY-End Option/SAR Values

(a)	(b)	©	(d)	(e)
Name	Shares Acquired on Exercise ($)	Value Realized ($)	Number of Securities Underlying Unexercised Options/SARs at FY-End (%) Exercisable/ Unexercisable	Value of Unexercisable In-the-Money Options/SARs at FY-End ($) Exercisable/ Unexercisable
James Watson, President & CEO	0	0	0	N/A

Long-Term Incentive Plans - Awards in Last Fiscal Year

			Estimated Future Payouts Under Non-Stock Price-Based Plans
(a)	(b)	©	(d)	(e)	(f)
Name	Number of Shares, Units or Other Rights (%)	Performance or Other period Until Maturation or Payout	Threshold ($ or %)	Target ($ or %)	Maximum ($ or %)
James Watson, President & CEO	0	0	0	N/A	N/A

Summary Compensation Table

Name and Principal Position (a)	Year (b)	Salary (c)	Bonus (d)	Stock Awards (e)	Option Awards (f)	Non-Equity Incentive Plan Compensation (g)	Nonqualified Deferred Compensation Earnings (h)	All Other Compensation (i)	Total (j)
James Watson Chairman, CEO and President	2008	$0	$0	$0	$0	$0	$0	$0	$0

Employment Contracts and Termination of Employment and Change-in-Control Arrangements:

There are no employment contracts existing between the registrant and any executive officers.

Report On Repricing Of Options/SARS:

At no time during the last completed fiscal year, did the MIMS offer Options/SARs, whether through amendment, cancellation or replacement grants, or any other means (“repriced”) to its directors.

James Watson, our President and CEO performs function equivalent to a “Compensation Committee,” and as such, has at no time during the last completed fiscal year, offer Options/SARs, whether through amendment, cancellation or replacement grants, or any other means (“repriced”) to MIMS directors.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table presents information, to the best of our knowledge, about the beneficial ownership of our common stock on June 30, 2008, held by those persons known to beneficially own more than 5% of our capital stock and by our directors and executive officers.

The percentage of beneficial ownership for the following table is based on 10,034,000 shares of common stock outstanding as of June 30, 2008

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and does not necessarily indicate beneficial ownership for any other purpose. Under these rules, beneficial ownership includes those shares of common stock over which the stockholder has sole or shared voting or investment power. It also includes (unless footnoted) shares of common stock that the stockholder has a right to acquire within 60 days after June 30, 2008 through the exercise of any option, warrant or other right. The percentage ownership of the outstanding common stock, however, is based on the assumption, expressly required by the rules of the Securities and Exchange Commission, that only the person or entity whose ownership is being reported has converted options or warrants into shares of our common stock.

Security Ownership of Management

Name of Beneficial Owner (1)	Number Of Shares	Percent Of Ownership
James Watson, Chairman, CEO & President	6,500,000	65%

(1)
As used in this table, “beneficial ownership” means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security). The address of each person is care of MIMS.

(2)	Figures are rounded to the nearest percent.

ITEM 13.	CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

James Watson

Office services are provided without charge by our Chairman, CEO, and President. Such costs are immaterial to the financial statements and, accordingly, have not been reflected therein.

Revenue

Our revenue has been generated from a contract we have with a private company. We have no other source of revenue.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The total fees charged to the company for audit services were $2,300 for the year ended June 30, 2008. For the year ended June 30, 2007, the total fees charged for audit services were $4,500.

Audit Related Fees

The total fees charged to the company for audit related fees were $0 for the year ended June 30, 2008. For the year ended June 30, 2007, the total fees charged for audit related fees were $0.

Tax Fees

The total fees charged to the company for tax fees were $600 for the year ended June 30, 2008. For the year ended June 30, 2007, the total fees charged for tax fees were $500.

All other Fees

The total fees charged to the company for all other fees were $1,000 for the year ended June 30, 2008. For the year ended June 30, 2007, the total fees charged for all other fees were $3,000.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
2.1	Entry into a Material Definitive Agreement		8-K/A		2.1	03/13/08
3.1(i)	Articles of Incorporation		SB-2		3.1(i)	07/17/07

3.1(ii)	Bylaws of Micro Mammoth Solutions, Inc.		SB-2		3.1(ii)	07/17/07

31	Certification of James Watson pursuant to Section 302 of the Sarbanes-Oxley Act	X
32	Certification of James Watson pursuant to Section 906 of the Sarbanes-Oxley Act	X

FINANCIAL STATEMENTS SCHEDULE

SIGNATURES

Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on September 23, 2008.

MICRO MAMMOTH SOLUTIONS, INC. REGISTRANT

By: /s/James Watson
James Watson
Chief Executive Officer and
Principal Accounting Officer

Patrick Rodgers, CPA, PA
309 E. Citrus Street
Altamonte Springs, FL 32701

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
Micro Mammoth Solutions, Inc.

I have audited the accompanying balance sheet of Micro Mammoth Solutions, Inc. (a development stage company) as of June 30, 2008 and 2007 and the statements of operations, stockholders’ equity, and cash flows for the year ended June 30, 2008 and the period from September 13, 2006 (date of inception) through June 30, 2007. These financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, these financial statements present fairly, in all material respects, the financial position of Micro Mammoth Solutions, Inc. as of June 30, 2008 and 2007 and the results of its operations and its cash flows for the year ended June 30, 2008 and the period September 13, 2006 (date of inception) to June 30, 2007 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company is in development stage and has experienced losses from operations since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in this regard are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Patrick Rodgers, CPA, PA
Altamonte Springs, Florida
September 18, 2007

MICRO MAMMOTH SOLUTIONS, INC.
(A Development Stage Company)

BALANCE SHEETS

	June 30,
	2008	2007
ASSETS

Current assets:
Cash	$3,398	$10,397
Total current assets	3,398	10,397
Total Assets	3,398	10,397

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accrued liabilities	2,250	5,500
Loan from shareholder	2,314	2,314
Total current liabilities	4,564	7,814

Stockholders' equity:
Common stock, $.0001 par value, authorized 100,000,000
shares; 10,034,000 issued and outstanding
as of June 30, 2008 and 2007	1,003	1,003
Additional paid-in capital	176,347	176,347
Accumulated deficit during development stage	(178,516)	(174,767)
Total stockholders' equity	(1,166)	2,583
Total liabilities and stockholders' equity	$3,398	$10,397

The accompanying notes are an integral of the financial statements.

MICRO MAMMOTH SOLUTIONS, INC.
(A Development Stage Company)

STATEMENTS OF OPERATIONS

		For the Period	For the Period
	For the Year	September 13, 2006	September 13, 2006
	Ended	(Inception) to	(Inception) to
	June 30, 2008	June 30, 2007	June 30, 2008

Revenue	$12,000	$8,000	$20,000

Expenses:
General and administrative	15,749	182,767	198,516

Total expenses	15,749	182,767	198,516

Net loss	$(3,749)	$(174,767)	$(178,516)

Weighted average number of common
shares outstanding, basic and fully diluted	6,934,000	6,560,269	6,768,784

Net loss per weighted share
basic and fully diluted	$(0.00)	$(0.03)	$(0.03)

The accompanying notes are an integral part of the financial statements.

MICRO MAMMOTH SOLUTIONS, INC.
(A Development Stage Company)

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

				Accumulated
				Deficit During	Total
	Common Stock		Additional Paid-	Developmental	Stockholder's
	Shares	Amount	in Capital	Stage	Equity
Balance, September 13, 2006	-	$-	$-	$-	$-

Shares issued for cash	134,000	13	6,687	-	6,700

Shares issued for consulting	3,400,000	340	169,660	-	170,000

Founders shares issued	6,500,000	650	-	-	650

Net income September 13, 2006 (Inception)
to June 30, 2007	-	-	-	(174,767)	(174,767)

Balance, June 30, 2007	10,034,000	1,003	176,347	(174,767)	2,583

Net income year ended June 30, 2008				(3,749)	(3,749)

Balance, June 30, 2007	10,034,000	$1,003	$176,347	$(178,516)	$(1,166)

The accompanying notes are an integral of the financial statements.

MICRO MAMMOTH SOLUTIONS, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

		For the Period	For the Period
	For The Year	September 13, 2006	September 13, 2006
	Ended	(Inception) to	(Inception) to
	June 30, 2008	June 30, 2007	June 30, 2008
Cash flows from operating activities:

Net loss	$(3,749)	$(174,767)	$(178,516)

Adjustments to reconcile net loss to net cash
used for operating activities:
Stock based compensation	-	170,650	170,650
Increase in accounts receivable	-	-	-
Increase(decrease) in accrued liabilities	(3,250)	5,500	2,250

Net cash ( used in) provided by operating activities	(6,999)	1,383	(5,616)

Cash flows from investing activities:

Net cash used in investing activities	-	-	-

Cash flows from financing activities:

Issuance of common stock	-	6,700	6,700
Proceeds from shareholder loan	-	2,314	2,314

Net cash provided by financing activities	-	9,014	9,014

Net increase in cash	(6,999)	10,397	3,398
Cash, beginning of period	10,397	-	-

Cash, end of period	$3,398	$10,397	$3,398

Supplemental disclosures of non-cash investing
and financing activities:

Issuance of 3,400,000 shares of common stock for
consulting services	$-	$170,000	$170,000

Issuance of 6,500,000 shares of common stock for
compensation to founding shareholder	$-	$650	$650

The accompanying notes are an integral of the financial statements.

MICRO MAMMOTH SOLUTIONS, INC.
(A DEVELOPMENTAL STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
FOR THE YEAR ENDED JUNE 30, 2008

Note 1 – Organization and summary of significant accounting principles

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

MICRO MAMMOTH SOLUTIONS, INC
(A DEVELOPMENTAL STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
(continued)

Note 1 – Organization and summary of significant accounting principles (continued)

Fair value of financial instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2008. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, accounts payable and notes payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

MICRO MAMMOTH SOLUTIONS, INC
(A DEVELOPMENTAL STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
(continued)

Note 1 – Organization and summary of significant accounting principles (continued)

Recent pronouncements

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

MICRO MAMMOTH SOLUTIONS, INC
(A DEVELOPMENTAL STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
(continued)

Note 1 – Organization and summary of significant accounting principles (continued)

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

MICRO MAMMOTH SOLUTIONS, INC
(A DEVELOPMENTAL STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
(continued)

Note 1 – Organization and summary of significant accounting principles (continued)

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

Note 2 – Going concern

The accompanying financial statements have been prepared assuming that the company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. As noted above, the company is in the development stage and, accordingly, has not yet generated significant revenues from operations. As stated the company is a development stage company and generated revenues totaling $26,000 and incurred accumulated net losses of approximately $178,000 from September 13, 2006 (inception) through the period ended June 30, 2008.

The ability of the company to continue as a going concern is dependent upon its ability to raise additional capital from the sale of common stock and, ultimately, the achievement of significant operating revenues. The accompanying financial statements do not include any adjustments that might be required should the company be unable to recover the value of its assets or satisfy its liabilities.

Note 3 –Income taxes

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

MICRO MAMMOTH SOLUTIONS, INC
(A DEVELOPMENTAL STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
(continued)

Note 3 –Income taxes (continued)

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences for the periods presented are as follows:

Income tax provision at thefederal statutory rate	34%
Effect of operating losses	-34%
0%

Net deferred tax assets consist of the following:

For the year
ended June 30,
2008
Gross deferred tax asset	$62,000
Gross deferred tax liability	-
Valuation allowance	(62,000)

Net deferred tax asset	$-

The company did not pay any income taxes during the year ended June 30, 2008.

Note 4 – Stockholders’ equity

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

MICRO MAMMOTH SOLUTIONS, INC
(A DEVELOPMENTAL STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
(continued)

Note 5 – Warrants and options

There are no warrants or options outstanding to acquire any additional shares of common stock.

Note 6 – Related party transactions

Amounts due to the company’s chief executive officer totaled $2,314 at June 30, 2008. These amounts primarily represent loans to pay company startup expenses.

Note 7 – Commitments and contingent liabilities

Legal matters - The company is occasionally party to litigation or threat of litigation arising in the normal course of business. Management, after consultation with legal counsel, does not believe that the resolution of any such matters will have a material effect on the company’s financial position or results of operations.

Note 8 – Agreement and Plan of Merger

On March 10, 2008 the Company entered into an agreement and plan of merger with Advanced Blast Protection, Inc(ABP). The agreement is contingent on ABP obtaining financing for the agreement. The agreement expires on July 31, 2008 unless extended by the parties.