Form 10-Q
period 2008-09-30
MICRO MAMMOTH SOLUTIONS INC
filed 2008-10-28
CIK 1404526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For The Transition Period From July 1, 2008 To September 30, 2008

MICRO MAMMOTH SOLUTIONS, INC.
(Name of small business issuer in its charter)

Nevada	333-144645	20-5549779
(State or Jurisdiction of	Commission File Number	(I.R.S. Employer
Incorporation or organization		Identification No.)

1511 Dodd Road
Winter Park, Florida 32792
407-529-7144

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☒  No ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price ($0.05) at which the common equity was last sold, as of September 30, 2008 was $176,700.00

10,034,000 shares of common stock were outstanding as of September 30, 2008.

MICRO MAMMOTH SOLUTIONS, INC.
TABLE OF CONTENTS

INDEX

			Page Number
PART 1:		FINANCIAL INFORMATION

	Item 1	Financial Statements	1

		Balance Sheets as of September 30, 2008 (unaudited) and December 31, 2007 (audited)	1

		Statements of Operations and Comprehensive Income for the three months ended September 30, 2008 and 2007 and from Inception, September 13, 2006 to September 30, 2008 (unaudited)	2

		Statement of Cash Flows for the three months ended September 30, 2008 and 2007 and from Inception, September 13, 2006 to September 30, 2008 (unaudited)	3

		Notes to the Financial Statements	4

	Item 2	Management’s Discussion and Analysis of Financial Condition and Result of Operations	11

	Item 3	Quantitative and Qualitative Disclosures About Market Risk	15

	Item 4	Controls and Procedures	15

Part II		OTHER INFORMATION	16

	Item 1	Legal Proceedings	16

	Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	16

	Item 3	Defaults Upon Senior Securities	16

	Item 4	Submission of Matters to a Vote of Security Holders	17

	Item 5	Other Information	17

	Item 6	Exhibits and Reports on Form 8-K	17

	SIGNATURES		17

ITEM 1 – FINANCIAL STATEMENTS

MICRO MAMMOTH SOLUTIONS, INC.
(A Development Stage Company)

BALANCE SHEETS

	September 30,	June 30,
	2008	2008
	(Unaudited)	(Audited)
ASSETS

Current assets

Cash	$1,000	$10,397

Total current assets	1,000	10,397
Total Assets	$1,000	10,397

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities

Accrued liabilities	$2,250	5,500
Customer deposit	1,000	-
Loan from shareholder	2,314	2,314

Total current liabilities	5,564	7,814

Stockholders' equity (deficit)

Common stock, $.0001 par value, authorized 100,000,000 shares; 10,034,000 issued and outstanding as of September 30, 2008, and June 30, 2008	1,003	1,003

Additional paid-in capital	176,347	176,347

Accumulated deficit during development stage	(181,914)	(174,767)

Total stockholders' equity (deficit)	(4,564)	2,583
Total liabilities and stockholders' equity (deficit)	$1,000	$10,397

The accompanying notes are an integral part of the financial statements.

MICRO MAMMOTH SOLUTIONS, INC.

(A Development Stage Company)

STATEMENT OF OPERATIONS
(Unaudited)

	Three months ended	Three months ended	For the Period September 13, 2006 (Inception) to September 30, 2008
	September 30,	September 30,
	2008	2007

Revenue	$3,000	$3,000	$23,000

Expenses:
General and administrative	6,398	4,941	204,914
Total expenses	6,398	4,941	204,914
Net loss	$(3,398)	$(1,941)	$(181,914)

Weighted average number of common shares outstanding, basic and fully diluted	6,934,000	6,934,000	6,789,104

Net loss per weighted share basic and fully diluted	(0.00)	(0.00)	(0.03)

The accompanying notes are an integral part of the financial statements.

MICRO MAMMOTH SOLUTIONS, INC.
(A Development Stage Company)
STATEMENT OF CASH FLOWS
(Unaudited)

			For the Period
	Three Months	Three Months	September 13, 2006
	Ended	Ended	(Inception) to
	September 30,	September 30,	September 30,
	2008	2007	2008
CASH FLOWS FROM OPERATIONS

Net loss	$(3,398)	$(1,941)	$(181,914)

Adjustments to reconcile net loss to net cash used for operating activities:

Stock based compensation	-	-	170,650
Increase in customer deposit	1,000		1,000
Increase(decrease) in accrued liabilities	-	(3,250)	2,250

			-
NET CASH USED FOR OPERATING ACTIVITIES	(2,398)	(5,191)	(8,014)

CASH FLOWS FROM INVESTING ACTIVITIES

NET CASH USED IN INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Issuance of common stock	-	-	6,700
Proceeds from shareholder loan	-	-	2,314
NET CASH PROVIDED BY FINANCING ACTIVITIES	-	-	9,014

Net increase in cash	(2,398)	(5,191)	1,000
Cash, beginning of period	3,398	10,397	-

Cash, end of period	$1,000	$5,206	$1,000

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Issuance of 3,400,000 shares of common stock for consulting services	$-	$-	$170,000

Issuance of 6,500,000 shares of common stock for compensation to founding shareholder	$-	$-	$650

The accompanying notes are an integral part of the financial statements.

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

Revenue recognition

The company provides consulting services.

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

Note 1 – Organization and summary of significant accounting principles (continued)

Fair value of financial instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2008. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, accounts payable and notes payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

Note 2 – Going concern

The accompanying financial statements have been prepared assuming that the company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. As noted above, the company is in the development stage and, accordingly, has not yet generated significant revenues from operations. As stated the company is a development stage company and generated revenues totaling $23,000 and incurred accumulated net losses of approximately $182,000 from September 13, 2006 (inception) through the period ended September 30, 2008.

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

For the three
months ended
September 30, 2008
Gross deferred tax asset	$62,000
Gross deferred tax liability	-
Valuation allowance	(62,000)
Net deferred tax asset	$-

The company did not pay any income taxes during the three months ended September 30, 2008.

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

Note 6 – Related party transactions

Amounts due to the company’s chief executive officer totaled $2,314 at September 30, 2008. These amounts primarily represent loans to pay company startup expenses.

Note 7 – Commitments and contingent liabilities

Legal matters - The company is occasionally party to litigation or threat of litigation arising in the normal course of business. Management, after consultation with legal counsel, does not believe that the resolution of any such matters will have a material effect on the company’s financial position or results of operations.

Note 8 – Agreement and Plan of Merger

On March 10, 2008 the Company entered into an agreement and plan of merger with Advanced Blast Protection, Inc (ABP). The agreement is contingent on ABP obtaining financing for the agreement. The agreement expires on October 31, 2008 unless extended by the parties.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD-LOOKING STATEMENTS

This document contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including, but not limited to, any projections of earnings, revenue or other financial items; any statements of the plans, strategies and objections of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing.

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

For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see “Factors That May Affect Our Plan of Operation” in this document and in our Annual Report on Form 10-K for the year ended June 30, 2007, available at the SEC’s website at www.sec.gov.

RISK FACTORS

We are a development stage company organized in September 2006 and have no operating history, which makes an evaluation of us extremely difficult. At this stage of our business operations, even with our good faith efforts, potential investors have a high probability of losing their investment.

We were incorporated in September of 2006 as a Nevada corporation. As a result of our recent start up, we have generated limited revenues from operations and have been focused on organizational, start-up, and market analysis activities since we incorporated. Our operating activities during this period consisted primarily of developing contacts for our consulting services. There is nothing at this time on which to base an assumption that our business operations will prove to be successful or that we will ever be able to operate profitably. Our future operating results will depend on many factors, including our ability to raise adequate working capital, demand for our services, the level of our competition and our ability to attract and maintain key management and employees.

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

BUSINESS OVERVIEW

Micro Mammoth Solutions, Inc. is a development stage company, originally incorporated in the State of Nevada on September 13, 2006. We have not as of yet engaged in significant operations, nor have we had significant revenues. Our plan of operation has been, and will continue to be for the next twelve months to market our consulting services to small and medium size businesses that are mortgage brokers and mortgage lenders and expand our customer base. MMSI consulting services will assist brokers and mortgage lenders with the customer service and marketing aspects of their business, allowing them to focus on the business aspects of providing mortgages. Our consulting business will focus on customer service and marketing.

We have continuously incurred losses since our inception, totaling $181,914. For the quarter ended September 30, 2008 we had a net loss of $3,398 as compared to a net loss of $1,941 for the same three months ended June 30, 2007.

Recent Developments

Our original plan of operation was to position Micro Mammoth Solutions, Inc. to market our consulting services to assist small and medium sized mortgage brokers and mortgage lenders with the customer service and marketing aspects of their business, allowing them to focus on the business aspects of providing mortgages.

Our current related party contract is providing revenue to continue operations as they are. We have determined that our current level of revenue generation will not satisfy our business plan or original plan of operation. Our current revenue levels fail to substantiate and support shareholder value. Therefore, we have re-assessed our business model, and are aggressively seeking out other business opportunities in an effort to substantiate stockholder value.

We anticipate obtaining additional financing to fund operations through common stock offerings, to the extent available, or to obtain additional financing to the extent necessary to augment our working capital.

We are currently seeking to engage in a merger with ABP Acquisition Corp., a wholly owned subsidiary of Advanced Blast Protection Inc., a Florida corporation (ABP") and the principal stockholders of ABP. The Merger Agreement provides for the merger ("Merger") of Micro Mammoth Solutions, Inc., and ABP with ABP as the surviving corporation.

ABP Acquisition Corp. desires the consummation of this merger to become a reporting (“public”) company whose securities are qualified for trading in the United States secondary market. If a merger does not occur, Micro Mammoth Solutions will execute its business plan, making modifications as needed due to the challenging market conditions. We have been in the developmental stage since inception and have no limited operations to date. Other than our current related party contract we have not commenced any additional operational activities.

A business combination with a target business will normally involve the transfer to the target business of the majority of our common stock, and the substitution by the target business of its own management and board of directors. Our sole officer and director and majority shareholder is currently in negotiations to transfer his interest in Micro Mammoth Solutions, Inc. to an outside third party. In the event such transaction takes place, it is likely our sole officer and director would resign his positions with the Company.

We have, and will continue to have, no capital with which to provide the owners of business opportunities with any cash or other assets. However, management believes we will be able to offer owners of acquisition candidates the opportunity to acquire a controlling ownership interest in a company with securities registered pursuant to Rule 12(g) of the Exchange Act. Our sole officer and director has not conducted market research and is not aware of statistical data to support the perceived benefits of a merger or acquisition transaction for the owners of a business opportunity.

Our audit reflects the fact that our income from our related party contract provides limited revenues. We have no other current source of income. Further, without realization of additional capital, it would be unlikely for the Company to continue as an ongoing concern.

Our sole officer and director has agreed that he will advance any additional funds which we need for operating capital and for costs in connection with searching for or completing an acquisition or merger. Such advances have historically been converted to equity. There is no minimum or maximum amount the Officer and Director will advance to us. We will not borrow any funds for the purpose of repaying advances made by such Officer and Director, and we will not borrow any funds to make any payments to our promoters, management or their affiliates or associates.

Satisfaction of our cash obligations for the next twelve months

The company has been determined by our auditor to be an ongoing concern. The company is not generating sufficient revenue to cover all of its expenses.

We plan on satisfying our cash obligations over the next twelve months through additional equity and/or third party financing. We do not anticipate generating revenues within the next twelve months, unless we successfully complete a merger or acquisition with a company generating revenues from operations.

A critical component of our operating plan impacting our continued existence is the ability to obtain additional capital through additional equity and/or debt financing. We do not anticipate enough positive internal operating cash flow until such time as we complete the acquisition and can generate substantial revenues, which may take the next few years to fully realize, if ever. In the event we cannot obtain the necessary capital to pursue our strategic plan, we may have to cease or significantly curtail our operations. This would materially impact our ability to continue operations.

Liquidity and Capital Resources

Over the next twelve months we believe that existing capital and anticipated funds from operations will not be sufficient to sustain our operations. As a result, we will be required to seek additional capital to fund our operations through additional equity or debt financing or credit facilities. No assurance can be made that such financing would be available, and if available it may take either the form of debt or equity. In either case, the financing could have a negative impact on our financial condition and our Stockholders.

We anticipate incurring continued operating losses over the next twelve months. Our lack of operating history makes predictions of future operating results difficult to ascertain. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development. To address these risks we must, among other things, locate suitable acquisition targets, obtain a customer base, implement and successfully execute a business and marketing strategy, respond to competitive developments, and attract, retain and motivate qualified personnel. There can be no assurance that we will be successful in addressing such risks, and the failure to do so can have a material adverse effect on our business prospects, financial condition and results of operations.

Going Concern

The consolidated financial statements included in this filing have been prepared in conformity with generally accepted accounting principles that contemplate the continuance of the Company as a going concern. The Company’s cash position is inadequate to pay all of the costs associated with its intended business plan. Management intends to use borrowings and security sales to mitigate the effects of its cash position, however no assurance can be given that debt or equity financing, if and when required will be available. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and classification of liabilities that might be necessary should the Company be unable to continue existence.

 We do not anticipate performing any significant product research and development under our plan of operation until such time as we complete an acquisition. We do not anticipate the purchase or sale of any plant or significant equipment; as such items are not required by us at this time or anticipated to be needed in the next twelve months. As of September 30, 2008, we had 1 part-time employee. We are dependent upon James Watson our sole officer and director. We may need to hire full time operational staff if and when we complete the anticipated acquisition.

RESULTS OF OPERATIONS

For the quarter ended September 30, 2008, we generated revenues of approximately $3,000 and incurred a net loss of approximately $3,400.

For complete financial information, please see the enclosed financial statements and the accompanying notes.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, as defined by Rule 229,10(f)(1), Micro Mammoth Solutions, Inc. is not required to provide Quantitative and Qualitative disclosures about market risk.

ITEM 4.	CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES OVER FINANCIAL REPORTING

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by our management, with the participation of Management, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act")) as of September 30, 2008. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer/Principal Financial Officer, to allow timely decisions regarding required disclosures.

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

Our management conducted an assessment of the effectiveness of the Company's internal control over financial reporting as of September 30, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management concluded that there was no material weakness in our internal controls over financial reporting, and accordingly, our controls are effective.

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

Changes in Internal Control over Financial Reporting

There were no significant changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended September 30, 2008, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

 PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings and we are not aware of any pending or potential legal actions.

ITEM 1A.	RISK FACTORS

Smaller reporting companies are not required to provide the information required by this item.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no sales of unregistered securities during the period covered by this report.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the period covered by this report.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the period covered by this report.

ITEM 5.	OTHER INFORMATION

There was no information required to be disclosed on Form 8-K during the period covered by this report.

ITEM 6.	EXHIBITS

The following exhibits are included with this quarterly filing. Those marked with an asterisk and required to be filed hereunder, are incorporated by reference and can be found in their entirety in our original Form SB-2 Registration Statement, filed July 17, 2007 under SEC File Number 333-144645, at the SEC website at www.sec.gov.

Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
1.01	Entry into a Material Definitive Agreement		8-K/A		1.01	10/08/08
3.1(i)	Articles of Incorporation		SB-2		3.1(i)	07/17/07

3.1(ii)	Bylaws of Micro Mammoth Solutions, Inc.		SB-2		3.1(ii)	07/17/07

31*	Certification of James Watson pursuant to Section 302 of the Sarbanes-Oxley Act	X
32*	Certification of James Watson pursuant to Section 906 of the Sarbanes-Oxley Act	X

SIGNATURES

Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on October 28, 2008

MICRO MAMMOTH SOLUTIONS, INC. REGISTRANT

By: /s/James Watson
James Watson
Chief Executive Officer and
Principal Accounting Officer