Form 10-Q
period 2008-12-31
MICRO MAMMOTH SOLUTIONS INC
filed 2009-02-13
CIK 1404526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For The Transition Period From ______________ To ______________

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
Yes ☒  No ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price ($0.05) at which the common equity was last sold, as of December 31, 2008 was $176,700.00

10,034,000 shares of common stock were outstanding as of December 31, 2008.

MICRO MAMMOTH SOLUTIONS, INC.
TABLE OF CONTENTS

INDEX

			Page Number
PART 1:		FINANCIAL INFORMATION	3

	Item 1	Financial Statements	3

		Balance Sheets as of December 31, 2008 (unaudited) and as of June 30, 2008	3

		Statements of Operations for the three and six months ended December 31, 2008 and 2007 and from September 13, 2006 (Inception) to December 31, 2008 (unaudited)	4

		Statement of Cash Flows for the six months ended December 31, 2008 and 2007 and September 13, 2006 (Inception) to December 31, 2007 (unaudited)	5

		Notes to the Financial Statements	6

	Item2	Management’s Discussion and Analysis of Financial Condition and Result of Operations	13

	Item 3	Quantitative and Qualitative Disclosures About Market Risk	17

	Item 4	Controls and Procedures	17

Part II		OTHER INFORMATION	18

	Item 1	Legal Proceedings	18

	Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	18

	Item 3	Defaults Upon Senior Securities	18

	Item 4	Submission of Matters to a Vote of Security Holders	18

	Item 5	Other Information	18

	Item 6	Exhibits and Reports on Form 8-K	18

	SIGNATURES		19

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

MICRO MAMMOTH SOLUTIONS, INC.
(A Development Stage Company)

BALANCE SHEETS

	December 31,	June 30,
	2008	2008
	(Unaudited)

ASSETS

Current assets:
Cash	$1,622	$3,398

Total current assets	1,622	3,398

Total Assets	$1,622	$3,398

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accrued liabilities	$1,550	$2,250
Customer deposits	2,000	-
Loan from shareholder	2,314	2,314

Total current liabilities	5,864	4,564

Stockholders' equity:
Common stock, $.0001 par value, authorized 100,000,000
shares; 10,034,000 issued and outstanding as of
December 31, 2008 and June 30, 2008	1,003	1,003

Additional paid-in capital	176,347	176,347

Accumulated deficit during development stage	(181,592)	(178,516)

Total stockholders' equity	(4,242)	(1,166)

Total liabilities and stockholders' equity	$1,622	$3,398

The accompanying notes are an integral part of the financial statements.

MICRO MAMMOTH SOLUTIONS, INC.
(A Development Stage Company)

STATEMENTS OF OPERATIONS
(Unaudited)

					For the Period
	Three Months Ended		Six Months Ended		September 13, 2006
	December 31,		December 31,		(Inception) to
	2008	2007	2008	2007	December 31, 2008

Revenue	$3,000	$3,000	$6,000	$6,000	$26,000

Expenses:

General and administrative	2,678	170,000	9,076	9,319	207,592

Total expenses	2,678	170,000	9,076	9,319	207,592

Net income (loss)	$322	$(167,000)	$(3,076)	$(3,319)	$(181,592)

Weighted average number of common
shares outstanding, basic and fully diluted	10,034,000	10,034,000	10,034,000	10,034,000	9,421,521

Net loss per weighted share
basic and fully diluted	0.00	(0.02)	(0.00)	(0.00)	(0.02)

The accompanying notes are an integral part of the financial statements.

MICRO MAMMOTH SOLUTIONS, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

			For the Period
	Six Months	Six Months	September 30, 2006
	Ended	Ended	(Inception) to
	December 31,	December 31,	December 31,
	2008	2007	2008
Cash flows from operating activities:

Net loss	$(3,076)	$(3,319)	$(181,592)

Adjustments to reconcile net loss to net cash
used for operating activities:
Stock based compensation	-	-	170,650
Increase in customer deposits	2,000	-	2,000
Increase (decrease) in accrued liabilities	(700)	(3,043)	1,550
			-
Net cash used in operating activities	(1,776)	(6,362)	(7,392)

Cash flows from investing activities:

Net cash used in investing activities	-	-	-

Cash flows from financing activities:

Issuance of common stock	-	-	6,700
Proceeds from shareholder loan	-	-	2,314

Net cash provided by financing activities	-	-	9,014

Net increase in cash	(1,776)	(6,362)	1,622
Cash, beginning of period	3,398	10,190	-

Cash, end of period	$1,622	$3,828	$1,622

Supplemental disclosures of non-cash investing
and financing activities:

Issuance of 3,400,000 shares of common stock for
consulting services	$-	$-	$170,000

Issuance of 6,500,000 shares of common stock for
compensation to founding shareholder	$-	$-	$650

The accompanying notes are an integral part of the financial statements.

MICRO MAMMOTH SOLUTIONS, INC
(A DEVELOPMENTAL STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)

Note 1 – Organization and summary of significant accounting principles

Organization

Micro Mammoth Solutions, Inc. was organized September 13, 2006 (Date of Inception) under the laws of the State of Florida. The Company has not commenced significant operations and, in accordance with Statement of Financial Accounting Standards No. 7 “Accounting and Reporting by Development Stage Enterprises” (“SFAS No. 7”), the Company is considered a development stage company.

Micro Mammoth Solutions, Inc. will provide consulting services to mortgage companies. The Company currently focuses on three stages of consulting with client businesses: billing, customer service and scripting.

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

Revenue recognition

Revenue is recognized on an accrual basis after services have been performed under contract terms, the service price to the client is fixed or determinable, and collectability is reasonably assured.

Furniture and equipment

Furniture and equipment are stated at cost less accumulated depreciation.  It is the policy of the Company to capitalize items greater than or equal to $1,000. Depreciation is computed using the straight-line method over the expected useful lives of the assets.  Upon retirement or other disposition of depreciable assets, the cost and related accumulated depreciation are eliminated from the accounts, and any gain or loss on disposal is credited to or charged against income.

MICRO MAMMOTH SOLUTIONS, INC
(A DEVELOPMENTAL STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)

Fair value of financial instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2008. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, accounts payable and notes payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

Earnings per share

The Company has adopted Statement of Financial Accounting Standards No. 128. “Earnings Per Share” ("SFAS No. 128").  Basic earnings per common share ("EPS") calculations are determined by dividing net income by the weighted average number of shares of common stock outstanding during the year.  Diluted earning per common share calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding.  During periods when common stock equivalents, if any, are anti- dilutive they are not considered in the computation.

Income taxes

The Company has adopted Statement of Financial Accounting Standard No. 109, “Accounting for Income Taxes” ("SFAS No. 109") for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled.  Deferred income tax expenses or benefits are based on the changes in the asset or liability each period.  If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized.  Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change.

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

MICRO MAMMOTH SOLUTIONS, INC
(A DEVELOPMENTAL STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)

Recent pronouncements

In April 2008, the FASB issued FSP 142-3, "Determination of the Useful Life of Intangible Assets." This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, "Goodwill and Other Intangible Assets." The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under Statement 142 and the period of expected cash flows used to measure the fair value of the asset under FASB Statement No. 141 (Revised 2007), "Business Combinations," and other U.S. generally accepted accounting principles (GAAP). This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company does not expect the adoption of FAS 142-3 to have a material effect on its results of operations and financial condition.

In May 2008, the FASB issued FSP No. APB 14-1 "Accounting for Convertible Debt Instruments That May BeSettled in Cash upon Conversion (Including Partial Cash Settlement)" (FSP APB 14-1).  FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer's non-convertible debt borrowing rate. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 on a retroactive basis. The Company does not expect the adoption of FSP APB 14-1 to have a material effect on its results of operations and financial condition.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” The new standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles for nongovernmental entities. SFAS No. 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” We re evaluating the impact of adoption of SFAS No. 162 and we do not currently expect adoption to have a material impact on our results of operations, cash flows or financial position.

In February 2008, the FASB issued Staff Position (FSP) FAS 157-2, Effective Date of FASB Statement No. 157, which defers the implementation for the non-recurring financial  assets and liabilities from fiscal years beginning after November 15, 2007 to fiscal years  beginning  after November 15, 2008. The provisions of SFAS No. 157 will be applied prospectively.  The statement provisions effective as of December 29, 2007, do not have a material effect on the Company's financial position and results of operations.  Management does not believe that the remaining  provisions  will have a material  effect on the  Company's  financial position  and results of  operations  when they become  effective  on January 1,2009. The adoption of FSP FAS 157-2 is not expected to have a material impact.

In September 2006, the United States Securities and Exchange Commission (“SEC”), adopted SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” This SAB provides guidance on the consideration of the effects to prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 establishes an approach that requires quantification of financial statement errors based on the effects of each of the Company’s balance sheet and statement of operations financial statements and the related financial statement disclosures. The SAB permits existing public companies to record the cumulative effect of initially applying this approach in the first year ending after November 15, 2006 by recording the necessary correcting adjustments to the carrying values of

MICRO MAMMOTH SOLUTIONS, INC
(A DEVELOPMENTAL STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)

Recent pronouncements (continued)

assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings. Additionally, the use of the cumulative effect transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose. The Company is currently evaluating the impact, if any, that SAB 108 may have on the Company’s results of operations or financial position.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”).  SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value.  The objective of SFAS 159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently.  Generally accepted accounting principles have required different measurement attributes for different assets and liabilities that can create artificial volatility in earnings.  The FASB has indicated it believes that SFAS 159 helps to mitigate this type of accounting-induced volatility by enabling companies to report related assets and liabilities at fair value, which would likely reduce the need for companies to comply with detailed rules for hedge accounting.  SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities.  SFAS 159 does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in SFAS 157 and SFAS No. 107, “Disclosures about Fair Value of Financial Instruments.”  SFAS 159 is effective for the Company as of the beginning of fiscal year 2008.  The adoption of this pronouncement is not expected to have an impact on the Company’s financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS no. 160, “Noncontrolling Interest in Consolidated Financial Statements,” and amendment of ARB 51, which changes the accounting and reporting for minority interest.  Minority interest will be recharacterized as noncontrolling interest and will be reported as component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in change in control will be accounted for as equity transactions.  In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the date of the income statement and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings.  SFAS No.160 is effective for the Company beginning July 1, 2009 and will apply prospectively, except for the presentation and disclosure requirements, which will apply retrospectively.  The Company is not part of a consolidating group and currently is not affected by this pronouncement.

In March 2008, the FASB issued SFAS No. 161, “Disclosure about Derivative Instruments and Hedging Activities,” an amendment of FASB Statement No. 133.  SFAS No. 161 requires additional disclosures related to the use of derivative instruments, the accounting for derivatives and the financial statement impact of derivatives.

MICRO MAMMOTH SOLUTIONS, INC
(A DEVELOPMENTAL STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)

Recent pronouncements (continued)

SFAS No. 161 is effective for fiscal years beginning after November 15, 2008.  The adoption of SFAS No. 161 will not impact the Company’s financial statements.

In May 2008, the FASB issued FSP Accounting Principles Board (“APB”) 14-1 “Accounting for Convertible Debt Instruments That May be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”).  FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate.  FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 on a retroactive basis.  As we do not have convertible debt at this time, we currently believe the adoption of FSP APB 14-1 will have no effect on our results of operations and financial condition.

Note 2 – Going concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business.  As noted above, the Company is in the development stage and, accordingly, has not yet generated significant revenues from operations.  As a development stage Company, it has generated revenues totaling $29,000 and incurred accumulated net losses of approximately $181,000 from September 13, 2006 (inception) through the period ended December 31, 2008.

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
(Unaudited)

Note 3 –Income taxes (continued)

Net deferred tax assets consist of the following:

For the six months
ended December 31,
2008
Gross deferred tax asset	$62,000
Gross deferred tax liability	-
Valuation allowance	(62,000)
Net deferred tax asset	$-

The Company did not pay any income taxes during the six months ended December 31, 2008.

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

Note 6 – Related party transactions

Amounts due to the Company’s chief executive officer totaled $2,314 at December 31, 2008.  These amounts primarily represent loans to pay Company startup expenses.

MICRO MAMMOTH SOLUTIONS, INC
(A DEVELOPMENTAL STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)

Note 7 – Commitments and contingent liabilities

Legal matters - The Company is occasionally party to litigation or threat of litigation arising in the normal course of business.  Management, after consultation with legal counsel, does not believe that the resolution of any such matters will have a material effect on the Company’s financial position or results of operations.

Note 8 – Agreement and Plan of Merger

On March 10, 2008 the Company entered into an agreement and plan of merger with Advanced Blast Protection, Inc. (ABP).  The agreement was contingent on ABP obtaining financing for the agreement.  The agreement expired on December 31, 2008.

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

For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see “Factors That May Affect Our Plan of Operation” in this document and in our Annual Report on Form 10-K for the year ended June 30, 2008, available at the SEC’s website at www.sec.gov.

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

We have continuously incurred losses since our inception, totaling $181,592.  For the six months ended December 31, 2008 we had a net loss of $3,076 as compared to a net loss of $3,319 for the same six months ended December 31, 2007.

Recent Developments

Our original plan of operation was to position Micro Mammoth Solutions, Inc. to market our consulting services to assist small and medium sized mortgage brokers and mortgage lenders with the customer service and marketing aspects of their business, allowing them to focus on the business aspects of providing mortgages.

Our current related party contract is providing revenue to continue operations as they exist currently. We have determined that our current level of revenue generation will not satisfy our business plan or original plan of operation. Our current revenue levels fail to substantiate and support shareholder value. Therefore, we have re-assessed our business model, and are aggressively seeking out other business opportunities in an effort to substantiate stockholder value.

We anticipate obtaining additional financing to fund operations through common stock offerings, to the extent available, or to obtain additional financing to the extent necessary to augment our working capital.

We had been seeking to engage in a merger with ABP Acquisition Corp., a wholly owned subsidiary of Advanced Blast Protection Inc., a Florida corporation (ABP") and the principal stockholders of ABP. The Merger Agreement provided for the merger ("Merger") of Micro Mammoth Solutions, Inc., and ABP with ABP as the surviving corporation.  As of December 31, 2008 the merger agreement between ABP Acquisition Corp., a wholly owned subsidiary of Advanced Blast Protection Inc., and Micro Mammoth Solutions, Inc., expired under its own terms.

Micro Mammoth Solutions has elected to continue executing its business plan, making modifications as needed due to the challenging market conditions and will continue to aggressively seek out other business opportunities in an effort to substantiate stockholder value.  We have been in the developmental stage since inception and have no limited operations to date. Other than our current related party contract we have not commenced any additional operational activities.

Micro Mammoth may enter into a business combination with another targeted business entity. Such a combination would normally involve the transfer to the target business of the majority of our common stock, and the substitution by the target business of its own management and board of directors. Our sole officer and director and majority shareholder is currently in negotiations to transfer his interest in Micro Mammoth Solutions, Inc. to an outside third party. In the event such transaction takes place, it is likely our sole officer and director would resign his positions with the Company.

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

 We do not anticipate performing any significant product research and development under our plan of operation until such time as we complete an acquisition. We do not anticipate the purchase or sale of any plant or significant equipment; as such items are not required by us at this time or anticipated to be needed in the next twelve months. As of December 31, 2008, we had 1 part-time employee. We are dependent upon James Watson our sole officer and director. We may need to hire full time operational staff if and when we complete the anticipated acquisition.

RESULTS OF OPERATIONS

For the six months ended December 31, 2008, we generated revenues of approximately $6,000 and incurred a net loss of approximately $3,076.

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

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES OVER FINANCIAL REPORTING

Based on evaluations at December 31, 2008, our principal executive and financial officer, has concluded that the disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act) are effective to ensure that information required to be disclosed by the company in reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that material information relating to the Company is accumulated and communicated to management, including our principal executive and financial officer, as appropriate to allow timely decisions regarding required disclosures.

CHANGES IN INTERNAL CONTROLS

During the period covered by this quarterly report on Form 10-Q, the Company has not made any changes to its internal control over financial reporting (as referred to in Paragraph 4(b) of the Certifications of the Company’s principal executive and financial officer included as exhibits to his report) that have materially affected, or are reasonably likely to affect the Company’s internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 13, 2009

MICRO MAMMOTH SOLUTIONS, INC. REGISTRANT

By: /s/ James Watson
James Watson
Chief Executive Officer and
Principal Accounting Officer