Form 10-Q
period 2009-03-31
MICRO MAMMOTH SOLUTIONS INC
filed 2009-05-06
CIK 1404526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For The Transition Period __________ To __________

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
Yes ☒  No ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price ($0.05) at which the common equity was last sold, as of March 31, 2009 was approximately $176,700.  10,034,000 shares of common stock were outstanding as of March 31, 2009.

MICRO MAMMOTH SOLUTIONS, INC.
TABLE OF CONTENTS

		Page Number
PART 1:	FINANCIAL INFORMATION

Item 1	Financial Statements	3

	Balance Sheets as of June 30, 2008 and as of March 31, 2009(unaudited)	3

	Statements of Operations for the three and nine months ended March 31, 2009 and 2008 and from September 13, 2006 (Inception) to March 31, 2009 (unaudited)	4

	Statement of Cash Flows for the nine months ended March 31, 2009 and 2008 and September 13, 2006 (Inception) to March 31, 2009 (unaudited)	5

	Notes to the Financial Statements	6

Item 2	Management’s Discussion and Analysis of Financial Condition and Result of Operations	13

Item 3	Quantitative and Qualitative Disclosures About Market Risk	17

Item 4	Controls and Procedures	17

Part II	OTHER INFORMATION

Item 1	Legal Proceedings	17

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	17

Item 3	Defaults Upon Senior Securities	18

Item 4	Submission of Matters to a Vote of Security Holders	18

Item 5	Other Information	18

Item 6	Exhibits and Reports on Form 8-K	18

SIGNATURES		19

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

MICRO MAMMOTH SOLUTIONS, INC.
(A Development Stage Company)

BALANCE SHEETS

	March 31,	June 30,
	2009	2008
	(Unaudited)

ASSETS

Current assets:
Cash	$680	$3,398

Total current assets	680	3,398

Total Assets	680	3,398

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accrued liabilities	$1,550	$2,250
Customer deposits	2,000	-
Loan from shareholder	2,314	2,314

Total current liabilities	5,864	4,564

Stockholders' equity (deficit):
Common stock, $.0001 par value, authorized 100,000,000 shares; 10,034,000 issued and outstanding as of March 31, 2009 and June 30, 2008	1,003	1,003

Additional paid-in capital	176,347	176,347

Accumulated deficit during development stage	(182,534)	(178,516)

Total stockholders' equity (deficit)	(5,184)	(1,166)

Total liabilities and stockholders' equity (deficit)	$680	$3,398

The accompanying notes are an integral part of the financial statements.

MICRO MAMMOTH SOLUTIONS, INC.
(A Development Stage Company)

STATEMENTS OF OPERATIONS
(Unaudited)

					For the Period
	Three Months Ended		Nine Months Ended		September 13, 2006
	March 31,		March 31,		(Inception) to
	2009	2008	2009	2008	March 31, 2009

Revenue	$3,000	$3,000	$9,000	$9,000	$29,000

Expenses:

General and administrative	3,942	3,827	13,018	13,146	211,534

Total expenses	3,942	3,827	13,018	13,146	211,534

Net income (loss)	$(942)	$(827)	$(4,018)	$(4,146)	$(182,534)

Weighted average number of common shares outstanding, basic and fully diluted	10,034,000	6,934,000	10,034,000	6,934,000	9,480,794

Net loss per weighted share basic and fully diluted	(0.00)	(0.00)	(0.00)	(0.00)	(0.02)

The accompanying notes are an integral part of the financial statements.

MICRO MAMMOTH SOLUTIONS, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

			For the Period
	Nine Months	Nine Months	September 30, 2006
	Ended	Ended	(Inception) to
	March 31,	March 31,	March 31,
	2009	2008	2009
Cash flows from operating activities:

Net loss	$(4,018)	$(4,146)	$(182,534)

Adjustments to reconcile net loss to net cash: used for operating activities:
Stock based compensation			170,650
Increase in customer deposits	2,000		2,000
Increase(decrease) in accrued liabilities	(700)	(3,043)	1,550

Net cash used in operating activities	(2,718)	(7,189)	(8,334)

Cash flows from investing activities:

Net cash used in investing activities	-	-	-

Cash flows from financing activities:

Issuance of common stock	-	-	6,700
Proceeds from shareholder loan	-	-	2,314
	-	-	-

Net cash provided by financing activities	-	-	9,014

Net increase (decrease) in cash	(2,718)	(7,189)	680
Cash, beginning of period	3,398	10,190	-

Cash, end of period	$680	$3,001	$680

Supplemental disclosures of non-cash investing and financing activities:

Issuance of 3,400,000 shares of common stock for consulting services	$-	$-	$170,000

Issuance of 6,500,000 shares of common stock for compensation to founding shareholder	$-	$-	$650

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

MICRO MAMMOTH SOLUTIONS, INC
(A DEVELOPMENTAL STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)

Fair value of financial instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2009. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, accounts payable and notes payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

Recent pronouncements

In December 2008, the FASB issued FSP FAS 140-4 and FIN 46(R)-8, "Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entitles". This disclosure-only FSP improves the transparency of transfers of financial assets and an enterprise's involvement with variable interest entities, including qualifying special-purpose entities. This FSP is effective for the first reporting period (interim or annual) ending after December 15, 2008, with earlier application encouraged. The adoption of the FSP will not have any impact on our results of operations.

MICRO MAMMOTH SOLUTIONS, INC
(A DEVELOPMENTAL STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)

Recent pronouncements (continued)

In June 2008, the FASB ratified EITF Issue No. 07-5, “Determining Whether an Instrument (or an Embedded Feature) is Indexed to an Entity’s Own Stock” (EITF 07-5). EITF 07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument's contingent exercise and settlement provisions. It also clarifies on the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. EITF 07-5 is effective for fiscal years beginning after December 15, 2008.
The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of non-government entities that are presented in conformity with generally accepted accounting principles in the United States. The provisions of SFAS 162 became effective November 15, 2008. There was no material impact on the Company’s financial statements.

In May 2008, the FASB issued FSP No. APB 14-1 "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)" (FSP APB 14-1). FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer's non-convertible debt borrowing rate. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 on a retroactive basis. The Company does not expect the adoption of FSP APB 14-1 to have a material effect on its results of operations and financial condition as the company does not have convertible debt at this time.

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

Note 2 – Going concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. As noted above, the Company is in the development stage and, accordingly, has not yet generated significant revenues from operations. As a development stage Company, it has generated revenues totaling $29,000 and incurred accumulated net losses of approximately $183,000 from September 13, 2006 (inception) through the period ended March 31, 2009.

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

For the nine months
ended March 31,
2009
Gross deferred tax asset	$62,000
Gross deferred tax liability	-
Valuation allowance	(62,000)
Net deferred tax asset	$-

The Company did not pay any income taxes during the nine months ended March 31, 2009.

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

Note 6 – Related party transactions

Amounts due to the Company’s chief executive officer totaled $2,314 at March 31, 2009. These amounts primarily represent loans to pay Company startup expenses.

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

We were incorporated in September of 2006 as a Nevada corporation. Results of our start up have generated limited revenues from operations and have been focused on organizational, start-up, and market analysis activities since we incorporated. Our operating activities during this period consisted primarily of developing contacts for our consulting services.  There is nothing at this time on which to base an assumption that our business operations will prove to be successful or that we will ever be able to operate profitably. Our future operating results will depend on many factors, including our ability to raise adequate working capital, demand for our services, the level of our competition and our ability to attract and maintain key management and employees.

Our prospects are subject to the risks and expenses encountered by start-up companies, such as ours, which are establishing a business as a consulting firm. Our limited operating history makes it difficult or impossible to predict future results of our operations. We may not establish a client base that will make us profitable, which might result in the loss of some or all of your investment in our common stock.

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

We have continuously incurred losses since our inception, totaling $182,534.  For the nine months ended March 31, 2009 we had a net loss of $4,018 as compared to a net loss of $4,146 for the same nine months ended March 31, 2008.

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

Micro Mammoth Solutions has elected to continue executing its business plan, making modifications as needed due to challenging market conditions and will continue to aggressively seek out other business opportunities in an effort to substantiate stockholder value.  We have been in the developmental stage since inception and have limited operations to date. Other than our current related party contract we have not commenced any additional operational activities.

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

Going Concern

The financial statements included in this filing have been prepared in conformity with generally accepted accounting principles that contemplate the continuance of the Company as a going concern. The Company’s cash position is inadequate to pay all of the costs associated with its intended business plan. Management intends to use borrowings and security sales to mitigate the effects of its cash position, however no assurance can be given that debt or equity financing, if and when required will be available. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and classification of liabilities that might be necessary should the Company be unable to continue existence.

We do not anticipate performing any significant product research and development under our plan of operation until such time as we complete an acquisition. We do not anticipate the purchase or sale of any plant or significant equipment; as such items are not required by us at this time or anticipated to be needed in the next twelve months. As of March 31, 2009, we had 1 part-time employee. We are dependent upon James Watson our sole officer and director. We may need to hire full time operational staff if and when we complete the anticipated acquisition.

RESULTS OF OPERATIONS

For the nine months ended March 31, 2009, we generated revenues of approximately $9,000 and incurred a net loss of approximately $4,018.

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

ITEM4.	CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES OVER FINANCIAL REPORTING

Based on evaluations at March  31, 2009, our principal executive and financial officer, has concluded that the disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act) are effective to ensure that information required to be disclosed by the company in reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that material information relating to the Company is accumulated and communicated to management, including our principal executive and financial officer, as appropriate to allow timely decisions regarding required disclosures.

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

Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date

3.1(i)	Articles of Incorporation		SB-2		3.1(i)	07/17/07

3.1(ii)	Bylaws of Micro Mammoth Solutions, Inc.		SB-2		3.1(ii)	07/17/07

31*	Certification of James Watson pursuant to Section 302 of the Sarbanes-Oxley Act	☒
32*	Certification of James Watson pursuant to Section 906 of the Sarbanes-Oxley Act	☒

SIGNATURES

Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 6, 2009.

MICRO MAMMOTH SOLUTIONS, INC. REGISTRANT

By: /s/James Watson
James Watson
Chief Executive Officer and
Principal Accounting Officer