Form 10-K
period 2009-06-30
MICRO MAMMOTH SOLUTIONS INC
filed 2009-09-28
CIK 1404526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED June 30, 2009

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
  Yes ☒   No ☐

The aggregate market value of the voting stock held by non-affiliates (based upon the per share price of $4.50 on November 14, 2008) was approximately $45,153,000.

FORM 10-K CROSS REFERENCE INDEX

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

(a) General Business Development

Micro Mammoth Solutions, Inc. (hereinafter MIMS) is a development stage company incorporated in the State of Nevada on September 13, 2006. Contemporaneously, we authorized 100,000,000 shares of common stock at $0.0001 par value. As of June 30, 2009 there are 10,034,000 shares of common stock issued and outstanding. There have been no other sales or issuance of any securities in the fourth quarter, which ends with the fiscal year ending June 30, 2009 for MIMS.

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

The fiscal year ending June 30, 2009 continued to be a challenging environment in the mortgage industry. Significant disruptions plagued global capital markets, the U.S. economy and the U.S. mortgage market. The so called “bursting of the U.S. housing bubble,” the ensuing “credit crises” and concern over certain industry-wide product offerings negatively impacted the expectations of the future performance of our economy as a whole and specifically the mortgage industry.  As the US economy continues it recessionary struggles, participants in the markets have substantially curtailed financing of mortgage asset inventories and demand for our consulting services continues to decline.

As a result, we face substantial liquidity risk and uncertainty, near-term and otherwise, which threatens our ability to continue as a going concern and avoid bankruptcy.

For the year ending June 30, 2009, we incurred a net loss of $6,163.  Our accumulated deficit at the end of June 30, 2009 was $184,679.  As a result of our losses, our audited financial statements for the year ended June 30, 2009, indicate that there is substantial doubt about our ability to continue as a going concern.

(b) Our Business

Initially, we were seeking to establish MIMS in the Florida mortgage market. Our goal was to provide expedited services to satisfy customer service issues for small and medium sized commercial and residential mortgage lenders. MIMS sought to attain the capability of responding to customer service and marketing issues for lenders across the United States. However, as a result of our lack of revenue generation, we have not been satisfied with our business plan, and we are aggressively seeking other business opportunities in an effort to substantiate stockholder value, including mergers with or the acquisition of private companies. We have not focused our efforts on any one market or industry.

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

Employees

As of June 30, 2009, we had one employee, James Watson.

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

The re-election of our Chairman, CEO and President James Watson was the only vote put before our stockholders during our last quarter ending June 30, 2009.

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

	2008		2007
	High	Low	High	Low
1st Quarter	0.001	0.001	0.001	0.001
2nd Quarter	0.001	0.001	0.001	0.001
3rd Quarter	0.001	0.001	0.001	0.001
4th Quarter	4.50	0.001	0.001	0.001

(b) Holders of Common Stock

As of June 30, 2009, we had approximately 51 stockholders of record of the 10,034,000 shares outstanding.

(c) Dividends

The Board of Directors has not declared any dividends due to the following reasons:

1.	The Company has not yet adopted a policy regarding payment of dividends;
2.	The Company does not have any money to pay dividends at this time;
3.	The declaration of a cash dividend would result in an impairment of future working capital; and
4.	The Board of Directors will not approve the issuance of a stock dividend.

Equity Compensation Plans Information

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a)) ( c )
Equity compensation plans approved by security holders	0	0	0
Equity compensation plans not approved by security holders	0	0	0
Total	0	0	0

Recent Sales of Unregistered Securities

We did not sell or issue any securities in our last fiscal quarter ended June 30, 2009, the second quarter of 2009, or as of the date of this filing.

ITEM 6.	SELECTED FINANCIAL DATA

As a smaller reporting company, as defined by Rule 229.10(f)(1), MIMS is not required to provide a summary of selected consolidated financial data.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIALCONDITION AND RESULTS OF OPERATIONS

As a company in an early development stage, our ability to proceed with our plan of operation has continuously been a function of our ability to raise sufficient capital to continue our operations. At the end of our fiscal year we did not have any cash available.

We have continuously incurred losses since inception. For the year ended June 30, 2009 we had a net loss of $6,163 as compared to a net loss of $3,749 for the year ended June 30, 2008.

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

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this annual report on Form 10-K, an evaluation was carried out by our management, with the participation of Management, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act")) as of June 30, 2009. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer/Principal Financial Officer, to allow timely decisions regarding required disclosures.

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

Our management conducted an assessment of the effectiveness of the Company's internal control over financial reporting as of June 30, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management concluded that there was no material weakness in our internal controls over financial reporting, and accordingly, our controls are effective.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls maybe come inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

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

Changes in Internal Control over Financial Reporting

There were no significant changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the year ended June 30, 2009, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The members of our board of directors serve for one year terms and are elected at the next annual meeting of stockholders, or until their successors have been elected. The officers serve at the pleasure of the board of directors. Information as to our current director and executive officer is as follows:

Name	Age	Title	First Elected	Term Expires
James Watson	30	Chairman, CEO, President	9/2006	9/2010

Duties, Responsibilities and Experience

James Watson has been the Chairman, CEO and President since the founding of Micro Mammoth Solutions, Inc.  Mr. Watson currently devotes his time to running several operations in addition to MIMS.  Mr. Watson has run Watson Investment Enterprises, since June 2006.  In addition, Mr. Watson operates Guard Dog, LLC, which is a company that sells Identity Theft Protection, which has been in operation since early 2008.  Since September 2005, Mr. Watson was a licensed mortgage broker, and operated Watson Mortgage. Mr. Watson is also the President and CEO of Guard Dog, Inc., a company that appears on the Pink Sheets as GRDO.  Prior to working in the mortgage industry, Mr. Watson worked as a general manager in the telecommunications industry.

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

The Board or management has not established any specific minimum qualifications that a candidate for director must meet in order to be recommended for Board membership. Rather the Board or management will evaluate the mix of skills and experience that the candidate offers, consider how a given candidate meets the Board’s current expectations with respect to each such criterion and make a determination regarding whether a candidate should be recommended to the stockholders for election as a director. For the fiscal year ending June 30, 2009, MIMS received no recommendation for Directors from its stockholders.

Micro Mammoth Solutions, Inc. will consider for inclusion in its nominations of new Board of Director nominees proposed by stockholders who have held at least 1% of the outstanding voting securities of MIMS for at least one year. Board candidates referred by such stockholders will be considered on the same basis as Board candidates referred from other sources. Any stockholder who wishes to recommend for MIMS’s consideration a prospective nominee to serve on the Board of Directors may do so by giving the candidate’s name and qualifications in writing to MIMS’s at the following address: 1511 Dodd Road, Winter Park, Florida 32792
.
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

ITEM 11.	EXECUTIVE COMPENSATION

OPTIONS/SARS GRANTS in LAST FISCAL YEAR

Individual Grants					Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term		Alternative to (f) and (g): Grant value
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Name	Number of Securities Underlying Options/SARs Granted (#)	Percentage of Total Options/SARs Granted to Employees in Fiscal Year	Exercise of Base Price (#/SH)	Expiration date	5%($)	10%($)	Grant Date Present Value ($)
James Watson President & CEO	0	0	0	N/A	0	0	0

Aggregated Option/SAR Exercise in Last Fiscal Year and FY-End Option/SAR Values

(a)	(b)	(c)	(d)	(e)
Name	Shares Acquired on Exercise ($)	Value Realized ($)	Number of Securities Underlying Unexercised Options/SARs at FY-End (%) Exercisable/ Unexercisable	Value of Unexercisable In-the-Money Options/SARs at FY-End ($) Exercisable/ Unexercisable
James Watson, President & CEO	0	0	0	N/A

Long-Term Incentive Plans - Awards in Last Fiscal Year

			Estimated Future Payouts Under Non-Stock Price-Based Plans

(a)	(b)	(c)	(d)	(e)	(f)
Name	Number of Shares, Units or Other Rights (%)	Performance or Other period Until Maturation or Payout	Threshold ($ or %)	Target ($ or %)	Maximum ($ or %)
James Watson, President & CEO	0	0	0	N/A	N/A

Summary Compensation Table

Name and Principal Position (a)	Year (b)	Salary (c)	Bonus (d)	Stock Awards (e)	Option Awards (f)	Non-Equity Incentive Plan Compensation (g)	Nonqualified Deferred Compensation Earnings (h)	All Other Compensation (i)	Total (j)
James Watson Chairman, CEO and President	2009	$0	$0	$0	$0	$0	$0	$0	$0

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

James Watson, our President and CEO performs functions equivalent to a “Compensation Committee,” and as such, has at no time during the last completed fiscal year, offer Options/SARs, whether through amendment, cancellation or replacement grants, or any other means (“repriced”) to MIMS directors.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table presents information, to the best of our knowledge, about the beneficial ownership of our common stock on June 30, 2009, held by those persons known to beneficially own more than 5% of our capital stock and by our directors and executive officers.

The percentage of beneficial ownership for the following table is based on 10,034,000 shares of common stock outstanding as of June 30, 2009.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and does not necessarily indicate beneficial ownership for any other purpose. Under these rules, beneficial ownership includes those shares of common stock over which the stockholder has sole or shared voting or investment power. It also includes (unless footnoted) shares of common stock that the stockholder has a right to acquire within 60 days after June 30, 2009 through the exercise of any option, warrant or other right. The percentage ownership of the outstanding common stock, however, is based on the assumption, expressly required by the rules of the Securities and Exchange Commission, that only the person or entity whose ownership is being reported has converted options or warrants into shares of our common stock.

Security Ownership of Management

Name of Beneficial Owner (1)	Number Of Shares	Percent Of Ownership
James Watson, Chairman, CEO & President	6,500,000	65%

(1)
As used in this table, “beneficial ownership” means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security). The address of each person is in care of MIMS.

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

Audit Fees

The total fees charged to the company for audit services were $3,500 for the year ended June 30, 2009. For the year ended June 30, 2008, the total fees charged for audit services were $4,500.

Audit Related Fees

The total fees charged to the company for audit related fees were $1,000 for the year ended June 30, 2009. For the year ended June 30, 2008, the total fees charged for audit related fees were $750.

Tax Fees

The total fees charged to the company for tax fees were $500 for the year ended June 30, 2009. For the year ended June 30, 2008, the total fees charged for tax fees were $500.

All other Fees

The total fees charged to the company for all other fees were $6,115 for the year ended June 30, 2009. For the year ended June 30, 2008, the total fees charged for all other fees were $5,150.

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

FINANCIAL STATEMENTS SCHEDULE

SIGNATURES

Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on September 23, 2009.

MICRO MAMMOTH SOLUTIONS, INC. REGISTRANT

By: /s/James Watson
James Watson
Chief Executive Officer and
Principal Accounting Officer

Patrick Rodgers, CPA, PA
309 E. Citrus Street
Altamonte Springs, FL 32701

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Management
Micro Mammoth Solutions, Inc.
Winter Park, Florida 32792

I have audited the accompanying balance sheets of Micro Mammoth Solutions, Inc. as of June 30, 2009 and 2008 and the related statements of operations, retained earnings, shareholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor was I engaged to perform, an audit of its internal control over financial reporting. My audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, I express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Micro Mammoth Solutions, Inc. as of June 30, 2009 and 2008, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Patrick Rodgers,CPA,PA

Patrick Rodgers, CPA, PA
Orlando, Florida
September 24, 2009

MICRO MAMMOTH SOLUTIONS, INC.
(A Development Stage Company)

BALANCE SHEETS

	June 30,	June 30,
	2009	2008

ASSETS

Current assets:
Cash	$485	$3,398

Total current assets	485	3,398

Total assets	485	3,398

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accrued liabilities	$4,500	$2,250
Customer deposits	1,000	-
Loan from shareholder	2,314	2,314

Total current liabilities	7,814	4,564

Stockholders' equity:
Common stock, $.0001 par value, authorized 100,000,000 shares; 10,034,000 issued and outstanding as of June 30, 2009 and June 30, 2008	1,003	1,003
Additional paid-in capital	176,347	176,347
Accumulated deficit during development stage	(184,679)	(178,516)

Total stockholders' equity	(7,329)	(1,166)

Total liabilities and stockholders' equity	$485	$3,398

The accompanying notes are an integral part of the financial statements.

MICRO MAMMOTH SOLUTIONS, INC.
(A Development Stage Company)

STATEMENT OF OPERATIONS

			For the Period
	For the Years Ended		September 13, 2006
	June 30,		(Inception) to
	2009	2008	June 30, 2009

Revenue	$12,000	$12,000	$32,000

Expenses:

General and administrative	18,163	15,749	216,679

Total expenses	18,163	15,749	216,679

Net income (loss)	$(6,163)	$(3,749)	$(184,679)

Weighted average number of common shares outstanding, basic and fully diluted	10,034,000	10,034,000	9,530,100

Net loss per weighted share basic and fully diluted	(0.00)	(0.00)	(0.02)

The accompanying notes are an integral part of the financial statements.

MICRO MAMMOTH SOLUTIONS, INC.
(A Development Stage Company)

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

				Accumulated
			Additional	Deficit During	Total
	Common Stock		Paid-in	Developmental	Stockholders'
	Shares	Amount	Capital	Stage	Equity
Balance, September 13, 2006	-	$-	$-	$-	$-

Shares issued for cash	134,000	13	6,687	-	6,700

Shares issued for consulting	3,400,000	340	169,660	-	170,000

Founders shares issued	6,500,000	650	-	-	650

Net loss September 13, 2006 (Inception) to June 30, 2008	-	-	-	(178,516)	(178,516)

Balance, June 30, 2008	10,034,000	1,003	176,347	(178,516)	(1,166)

Net loss year ended June 30, 2009	-	-	-	(6,163)	(6,163)

Balance, June 30, 2009	10,034,000	$1,003	$176,347	$(184,679)	$(7,329)

The accompanying notes are an integral part of the financial statements.

MICRO MAMMOTH SOLUTIONS, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

			For the Period
	For the Years Ended		September 13, 2006
	June 30,		(Inception) to
	2009	2008	June 30, 2009
Cash flows from operating activities:

Net loss	$(6,163)	$(3,749)	$(184,679)

Adjustments to reconcile net loss to net cash: used for operating activities:
Stock based compensation	-	-	170,650
Increase in customer deposits	1,000	-	1,000
Increase(decrease) in accrued liabilities	2,250	(3,250)	4,500

Net cash used in operating activities	(2,913)	(6,999)	(8,529)

Cash flows from investing activities:

Net cash used in investing activities	-	-	-

Cash flows from financing activities:

Issuance of common stock	-	-	6,700
Proceeds from shareholder loan	-	-	2,314
	-	-	-

Net cash provided by financing activities	-	-	9,014

Net increase (decrease) in cash	(2,913)	(6,999)	485
Cash, beginning of period	3,398	10,397	-

Cash, end of period	$485	$3,398	$485

Supplemental disclosures of non-cash investing and financing activities:

Issuance of 3,400,000 shares of common stock for consulting services	$-	$-	$170,000

Issuance of 6,500,000 shares of common stock for compensation to founding shareholder	$-	$-	$650

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

MICRO MAMMOTH SOLUTIONS, INC.
(A DEVELOPMENTAL STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS

Fair value of financial instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2009. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, accounts payable and notes payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

Recent pronouncements

In June 2009, the FASB issued Statement No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS 168”).  SFAS 168 will become the single source of authoritative nongovernmental U.S. generally accepted accounting principles (“GAAP”), superseding existing FASB, American Institute of Certified Public Accountants (“AICPA”), Emerging Issues Task Force (“EITF”), and related accounting literature.  SFAS 168 reorganizes the thousands of GAAP pronouncements into roughly 90 accounting topics and displays them using a consistent structure.  Also included is relevant Securities and Exchange Commission guidance organized using the same topical structure in separate sections.  SFAS 168 will be effective for financial statements issued for reporting periods that end after September 15, 2009.  This will have an impact on the Company’s financial statements since all future references to authoritative accounting literature will be references in accordance with SFAS 168.

MICRO MAMMOTH SOLUTIONS, INC.
(A DEVELOPMENTAL STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS

Recent pronouncements (continued)

In May 2009, the FASB issued Statement No. 165, “Subsequent Events” (“SFAS 165”).  SFAS 165 requires entities to disclose the date through which they have evaluated subsequent events and whether the date corresponds with the release of their financial statements.  SFAS 165 is effective for interim and annual periods ending after June 15, 2009.  The Company has implemented SFAS 165 which has no impact on our financial condition, results of operations or cash flows for the current year.

In April 2009, FASB issued FSP No. 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”.  This FSP amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of the other-than-temporary impairments on debt and equity securities in the financial statements.  The FSP is effective for interim and annual reporting periods ending after June 15, 2009.  The Company is not impacted by this FSP as it will have no effect on its financial statements.

In April 2009, FASB issued FSP No. 107-1/APB 28-1,”Interim Disclosures about Fair Value of Financial Instruments.” Entities shall include disclosures about the fair value of financial instruments whenever it issues summarized financial information for interim reporting periods. Entities shall disclose in the body or in the accompanying notes of their summarized financial information the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position, as required by Statement 107. Effective for interim periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009, this FSP was adopted and had no impact on our financial condition, results of operations or cash flows.

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

Recent pronouncements (continued)

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

In May 2008, the FASB issued FSP No. APB 14-1 "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)" (FSP APB 14-1).  FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer's non-convertible debt borrowing rate. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008, on a retroactive basis. The Company does not expect the adoption of FSP APB 14-1 to have a material effect on its results of operations and financial condition as the company does not have convertible debt at this time.

In April 2008, the FASB issued FSP 142-3, "Determination of the Useful Life of Intangible Assets." This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, "Goodwill and Other Intangible Assets." The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under Statement 142 and the period of expected cash flows used to measure the fair value of the asset under FASB Statement No. 141 (Revised 2007), "Business Combinations," and other U.S. generally accepted accounting principles (GAAP). This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company’s adoption of FAS 142-3 does not have a material effect on its results of operations and financial condition.

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

In February 2008, the FASB issued Staff Position (FSP) FAS 157-2, Effective Date of FASB Statement No. 157, which defers the implementation for the non-recurring financial  assets and liabilities from fiscal years beginning after November 15, 2007 to fiscal years  beginning  after November 15, 2008. The provisions of SFAS No. 157 will be applied prospectively.  The statement provisions do not have a material effect on the Company's financial. position and results of operations

In December 2007, the FASB issued SFAS no. 160, “Noncontrolling Interest in Consolidated Financial Statements,” and amendment of ARB 51, which changes the accounting and reporting for minority interest.  Minority interest will be recharacterized as noncontrolling interest and will be reported as component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in change in control will be accounted for as equity transactions.  In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the date of the income statement and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings.  SFAS No.160 is effective for the Company beginning July 1, 2009 and will apply prospectively, except for the presentation and disclosure requirements, which will apply retrospectively.  The Company is not part of a consolidating group and currently is not affected by this pronouncement.

MICRO MAMMOTH SOLUTIONS, INC.
(A DEVELOPMENTAL STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS

Recent pronouncements (continued)

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”).  SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value.  The objective of SFAS 159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently.  Generally accepted accounting principles have required different measurement attributes for different assets and liabilities that can create artificial volatility in earnings.  The FASB has indicated it believes that SFAS 159 helps to mitigate this type of accounting-induced volatility by enabling companies to report related assets and liabilities at fair value, which would likely reduce the need for companies to comply with detailed rules for hedge accounting.  SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities.  SFAS 159 does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in SFAS 157 and SFAS No. 107, “Disclosures about Fair Value of Financial Instruments.”  SFAS 159 is effective for the Company as of the beginning of fiscal year 2008.  The adoption of this pronouncement does not have an impact on the Company’s financial position, results of operations or cash flows.

Note 2 – Going concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business.  As noted above, the Company is in the development stage and, accordingly, has not yet generated significant revenues from operations.  As a development stage Company, it has generated revenues totaling $32,000 and incurred accumulated net losses of approximately $185,000 from September 13, 2006 (inception) through the period ended June 30, 2009.

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
0%

Net deferred tax assets consist of the following:

For the year
ended June 30,
2009
Gross deferred tax asset	$62,800
Gross deferred tax liability	-
Valuation allowance	(62,800)

Net deferred tax asset	$-

The Company did not pay any income taxes during the twelve months ended June 30, 2009.

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

MICRO MAMMOTH SOLUTIONS, INC.
(A DEVELOPMENTAL STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS

Note 4 – Stockholders’ equity (continued)

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

Note 6 – Related party transactions

Amounts due to the Company’s chief executive officer totaled $2,314 at June 30, 2009.  These amounts primarily represent loans to pay Company startup expenses.

Note 7 – Commitments and contingent liabilities

Legal matters - The Company is occasionally party to litigation or threat of litigation arising in the normal course of business.  Management, after consultation with legal counsel, does not believe that the resolution of any such matters will have a material effect on the Company’s financial position or results of operations.