Form 10-Q
period 2009-09-30
MICRO MAMMOTH SOLUTIONS INC
filed 2009-11-12
CIK 1404526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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
Yes ☒  No ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price ($0.05) at which the common equity was last sold, as of September 30, 2009 was approximately $176,700.00. 10,034,000 shares of common stock were outstanding as of September 30, 2009.

MICRO MAMMOTH SOLUTIONS, INC.
TABLE OF CONTENTS

INDEX

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

MICRO MAMMOTH SOLUTIONS, INC.
(A Development Stage Company)

BALANCE SHEETS

	September 30,	June 30,
	2009	2009
	(Unaudited)	(Audited)

ASSETS

Current assets:
Cash	$582	$485
Total current assets	582	485
Total Assets	$582	$485

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accrued liabilities	$4,500	$4,500
Customer deposits	1,000	1,000
Loan from shareholder	2,314	2,314
Total current liabilities	7,814	7,814

Stockholders' equity (deficit):
Common stock, $.0001 par value, authorized 100,000,000
shares; 10,034,000 issued and outstanding as of
September 30, 2009 and June 30, 2009	1,003	1,003
Additional paid-in capital	176,347	176,347
Accumulated deficit during development stage	(184,582)	(184,679)
Total stockholders' equity (deficit)	(7,232)	(7,329)
Total liabilities and stockholders' equity (deficit)	$582	$485

The accompanying notes are an integral part of the financial statements.

MICRO MAMMOTH SOLUTIONS, INC.
(A Development Stage Company)

STATEMENTS OF OPERATIONS
(Unaudited)

			For the Period
	Three Months Ended		September 13, 2006
	September 30,		(Inception) to
	2009	2008	September 30, 2009

Revenue	$3,000	$3,000	$35,000

Expenses:

General and administrative	2,903	6,398	219,582

Total expenses	2,903	6,398	219,582

Net income (loss)	$97	$(3,398)	$(184,582)

Weighted average number of common
shares outstanding, basic and fully diluted	10,034,000	10,034,000	9,571,752

Net loss per weighted share
basic and fully diluted	0.00	(0.00)	(0.02)

The accompanying notes are an integral part of the financial statements.

MICRO MAMMOTH SOLUTIONS, INC.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS
(Unaudited)

			For the Period
			September 30, 2006
	Three Months Ended		(Inception) to
	September 30,		September 30,
	2009	2008	2009
Cash flows from operating activities:

Net income (loss)	$97	$(3,398)	$(184,582)

Adjustments to reconcile net income (loss) to net cash
used for operating activities
Stock based compensation			170,650
Increase in customer deposits		1,000	1,000
Increase(decrease) in accrued liabilities			4,500
Net cash provided by (used in) operating activities	97	(2,398)	(8,432)

Cash flows from investing activities:

Net cash used in investing activities	-	-	-

Cash flows from financing activities:

Issuance of common stock	-	-	6,700
Proceeds from shareholder loan	-	-	2,314
Net cash provided by financing activities	-	-	9,014

Net increase (decrease) in cash	97	(2,398)	582
Cash, beginning of period	485	3,398	-
Cash, end of period	$582	$1,000	$582

Supplemental disclosures of non-cash investing
and financing activities:

Issuance of 3,400,000 shares of common stock for
consulting services	$-	$-	$170,000

Issuance of 6,500,000 shares of common stock for
compensation to founding shareholder	$-	$-	$650

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

MICRO MAMMOTH SOLUTIONS, INC.
(A DEVELOPMENTAL STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS

Fair value of financial instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2009. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, accounts payable and notes payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

Recent pronouncements

In June 2009, the FASB issued Statement No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS 168”). The Codification, which was launched on July 1, 2009, became the single source of authoritative nongovernmental U.S. generally accepted accounting principles (“GAAP”), superseding existing authoritative accounting pronouncements.  All other literature is considered non-authoritative.  This Codification is effective for financial statements issued for interim and annual periods ending after September 30, 2009.  We have adopted the Codification in the first quarter of fiscal year ended June 30, 2010.  There will be no change to our financial statements due to the implementation of the Codification other than changes in reference to various authoritative accounting pronouncements.

MICRO MAMMOTH SOLUTIONS, INC.
(A DEVELOPMENTAL STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS

Recent pronouncements (continued)

In May 2009, the FASB issued Statement No. 165, “Subsequent Events” (“SFAS 165”).  SFAS 165 requires entities to disclose the date through which they have evaluated subsequent events and whether the date corresponds with the release of their financial statements.  SFAS 165 is effective for interim and annual periods ending after June 15, 2009.  The Company evaluated subsequent events after the balance sheet date of September 30, 2009 through the filing of this report with the SEC on November 12, 2009.

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

In April 2009, FASB issued FSP No. 107-1/APB 28-1, ”Interim Disclosures about Fair Value of Financial Instruments.” Entities shall include disclosures about the fair value of financial instruments whenever it issues summarized financial information for interim reporting periods.  Entities shall disclose in the body or in the accompanying notes of their summarized financial information the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position, as required by Statement 107.  Effective for interim periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009, this FSP was adopted and had no impact on our financial condition, results of operations or cash flows.

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

Note 2 – Going concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business.  As noted above, the Company is in the development stage and, accordingly, has not yet generated significant revenues from operations.  As a development stage Company, it has generated revenues totaling $35,000 and incurred accumulated net losses of approximately $185,000 from September 13, 2006 (inception) through the period ended September 30, 2009.

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

The Company did not pay any income taxes during the three months ended September 30, 2009.

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

Note 6 – Related party transactions

Amounts due to the Company’s chief executive officer totaled $2,314 at September 30, 2009.  These amounts primarily represent loans to pay Company startup expenses.

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

For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see “Factors That May Affect Our Plan of Operation” in this document and in our Annual Report on Form 10-K for the year ended June 30, 2009, available at the SEC’s website at www.sec.gov.

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

BUSINESS OVERVIEW

Micro Mammoth Solutions, Inc. is a development stage company, originally incorporated in the State of Nevada on September 13, 2006. Contemporaneously, the company issued 100,000,000 shares of common stock at $0.0001 par value. As of September 30, 2009 there are 10,034,000 shares of common stock issued and outstanding. There have been no other sales or issuance of any securities during the first quarter ending September 30, 2009.

Micro Mammoth Solutions, Inc. was formed as a mortgage consulting firm. MIMS general plan of operation is to provide specialized consulting services to small and medium sized mortgage brokers and mortgage lenders.

To date the company has not been able to successfully implement its business plan or engaged in significant operations. Consequently the company has not been able to generate significant sustainable revenues. Our plan of operation has been, and for the foreseeable future will continue to be the marketing of our consulting services to small and medium size businesses that are mortgage brokers and mortgage lenders and expand our customer base.  MMSI consulting services will assist brokers and mortgage lenders with the customer service and marketing aspects of their business, allowing them to focus on the business aspects of providing mortgages.  Our consulting business will focus on customer service and marketing.

We have continuously incurred losses since our inception, totaling $184,582.  For the three months ended September 30, 2009 we had a net income of $97 as compared to a net loss of $3,398 for the same three months ended September 30, 2008.

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

Liquidity and Capital Resources

Over the next nine months we believe that existing capital and anticipated funds from operations will not be sufficient to sustain our operations. As a result, we will be required to seek additional capital to fund our operations through additional equity or debt financing or credit facilities. No assurance can be made that such financing would be available, and if available it may take either the form of debt or equity. In either case, the financing could have a negative impact on our financial condition and our Stockholders.

We anticipate incurring continued operating losses over the next nine months. Our lack of operating history makes predictions of future operating results difficult to ascertain. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development. To address these risks we must, among other things, locate suitable acquisition targets, obtain a customer base, implement and successfully execute a business and marketing strategy, respond to competitive developments, and attract, retain and motivate qualified personnel. There can be no assurance that we will be successful in addressing such risks, and the failure to do so can have a material adverse effect on our business prospects, financial condition and results of operations.

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

We do not anticipate performing any significant product research and development under our plan of operation until such time as we complete an acquisition. We do not anticipate the purchase or sale of any plant or significant equipment; as such items are not required by us at this time or anticipated to be needed in the next twelve months. As of September 30, 2009 we had 1 part-time employee. We are dependent upon James Watson our sole officer and director. We may need to hire full time operational staff if and when we complete the anticipated acquisition.

RESULTS OF OPERATIONS

For the three months ended September 30, 2009, we generated revenues of approximately $3,000 and incurred a net income of approximately $97.

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

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES OVER FINANCIAL REPORTING

Based on evaluations on September 30, 2009, our principal executive and financial officer, has concluded that the disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act) are effective to ensure that information required to be disclosed by the company in reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that material information relating to the Company is accumulated and communicated to management, including our principal executive and financial officer, as appropriate to allow timely decisions regarding required disclosures.

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

SIGNATURES

Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of
1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 12, 2009.

MICRO MAMMOTH SOLUTIONS, INC. REGISTRANT

/s/ James Watson
James Watson
Chief Executive Officer and
Principal Accounting Officer