Form 10-Q
period 2009-12-31
MICRO MAMMOTH SOLUTIONS INC
filed 2010-02-16
CIK 1404526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

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
Yes ☒   No ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price ($0.05) at which the common equity was last sold, as of December 31, 2009 was approximately $176,700.00. 11,284,000 shares of common stock were outstanding as of December 31, 2009.

MICRO MAMMOTH SOLUTIONS, INC.
TABLE OF CONTENTS

INDEX

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

MICRO MAMMOTH SOLUTIONS, INC.
(A Development Stage Company)

BALANCE SHEETS

	December 31,	June 30,
	2009	2009
	(Unaudited)

ASSETS

Current assets:
Cash	$-	$485

Total current assets	-	485

Total Assets	-	485

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accrued liabilities	$-	$4,500
Customer deposits	-	1,000
Loan from shareholder	-	2,314

Total current liabilities	-	7,814

Stockholders' equity:
Common stock, $.0001 par value, authorized 100,000,000 shares; 10,034,000 issued and outstanding as of December 31, 2009 and June 30, 2009	1,003	1,003

Additional paid-in capital	184,265	176,347

Accumulated deficit during development stage	(185,268)	(184,679)

Total stockholders' equity	-	(7,329)

Total liabilities and stockholders' equity	$-	$485

The accompanying notes are an integral part of the financial statements.

MICRO MAMMOTH SOLUTIONS, INC.
(A Development Stage Company)

STATEMENTS OF OPERATIONS
(Unaudited)

					For the Period
	Three Months Ended		Six Months Ended		September 13, 2006
	December 31,		December 31,		(Inception) to
	2009	2008	2009	2008	December 31, 2009

Revenue	$1,000	$3,000	$4,000	$6,000	$36,000

Expenses:

General and administrative	1,686	2,678	4,589	9,076	221,268

Total expenses	1,686	2,678	4,589	9,076	221,268

Net income (loss)	$(686)	$322	$(589)	$(3,076)	$(185,268)

Weighted average number of common shares outstanding, basic and fully diluted	10,034,000	10,034,000	10,034,000	10,034,000	9,607,044

Net loss per weighted share basic and fully diluted	$(0.00)	$0.00	$(0.00)	$(0.00)	$(0.02)

The accompanying notes are an integral part of the financial statements.

MICRO MAMMOTH SOLUTIONS, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

			For the Period
	Six Months	Six Months	September 30, 2006
	Ended	Ended	(Inception) to
	December 31,	December 31,	December 31,
	2009	2008	2009
Cash flows from operating activities:

Net loss	$(589)	$(3,076)	$(185,268)

Adjustments to reconcile net loss to net cash: used for operating activities:
Stock based compensation	-	-	170,650
Increase in customer deposits	(1,000)	2,000	-
Increase(decrease) in accrued liabilities	(4,500)	(700)	-

Net cash used in operating activities	(6,089)	(1,776)	(14,618)

Cash flows from investing activities:

Net cash used in investing activities	-	-	-

Cash flows from financing activities:

Issuance of common stock	-	-	6,700
Proceeds from shareholder loan		-	-
Contribution to paid in capital	5,604	-	7,918

Net cash provided by financing activities	5,604	-	14,618

Net increase in cash	(485)	(1,776)	-
Cash, beginning of period	485	3,398	-

Cash, end of period	$-	$1,622	$-

Supplemental disclosures of non-cash investing and financing activities:

Shareholder loan converted to paid-in capital	$2,314	$-	$2,314

Issuance of 3,400,000 shares of common stock for consulting services	$-	$-	$170,000

Issuance of 6,500,000 shares of common stock for compensation to founding shareholder	$-	$-	$650

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

MICRO MAMMOTH SOLUTIONS, INC.
(A DEVELOPMENTAL STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS

Fair value of financial instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2009. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, accounts payable and notes payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

Recent pronouncements

In June 2009, the FASB issued Statement No. 168 , “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS 168”). The Codification, which was launched on July 1, 2009, became the single source of authoritative nongovernmental U.S. generally accepted accounting principles (“GAAP”), superseding existing authoritative accounting pronouncements.  All other literature is considered non-authoritative.  This Codification is effective for financial statements issued for interim and annual periods ending after September 30, 2009.  We have adopted the Codification in the first quarter of fiscal year ended June 30, 2010.  There will be no change to our financial statements due to the implementation of the Codification other than changes in reference to various authoritative accounting pronouncements.

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

MICRO MAMMOTH SOLUTIONS, INC.
(A DEVELOPMENTAL STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS

Recent pronouncements (continued)

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”   (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of non-government entities that are presented in conformity with generally accepted accounting principles in the United States. The provisions of SFAS 162   became effective November 15, 2008 . There was no   material impact on the Company’s financial statements.

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

Note 2 – Going concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business.  As noted above, the Company is in the development stage and, accordingly, has not yet generated significant revenues from operations.  As a development stage Company, it has generated revenues totaling $36,000 and incurred accumulated net losses of approximately $185,000 from September 13, 2006 (inception) through the period ended December 31, 2009.

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
0%

Net deferred tax assets consist of the following:

December 31,
2009

Gross Deferred tax asset	$63,000
Gross deferred tax liability	-
Valuation allowance	(63,000)
$-

The Company did not pay any income taxes during the three months ended December 31, 2009.

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

Note 6 – Related party transactions

During the three month period ended December 31, 2009, the Company’s former chief executive officer converted a $2,314 loan due him for startup expenses by making a contribution of this amount to additional paid-in capital.  Also, during the same quarterly period, he made a $5,604 cash contribution to additional paid-in capital.

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

BUSINESS OVERVIEW

Micro Mammoth Solutions, Inc. is a development stage company, originally incorporated in the State of Nevada on September 13, 2006. Contemporaneously, the company issued 100,000,000 shares of common stock at $0.0001 par value. As of December 31, 2009, there are 10,034,000 shares of common stock issued and outstanding. There have been no other sales or issuance of any securities during the second quarter ending December 31, 2009.

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

We have continuously incurred losses since our inception, totaling $185,268.  For the three months ended December 31, 2009, we had a net loss of $686 as compared to a net loss of $322 for the same three months ended December 31, 2008.

Recent Developments

On December 9, 2009, the Board of Directors of the Company appointed Mr. Christopher K. Davies as the Company’s new President and Chief Executive Officer. Pursuant to the terms of Mr. Davies’ employment, the Company’s sole Director and Chief Executive Officer, Mr. James Watson issued Mr. Davies 6.0 million shares of his common stock.   Prior to joining Atlas Capital Partners, Mr. Davies served as the Senior Managing Attorney and Assistant Corporate Secretary for Office Depot, Inc., a $15 billion fortune 150 company, listed on the New York Stock Exchange. Mr. Davies has led Office Depot’s corporate finance and securities transactions and compliance activities. He was also responsible for developing and structuring the Office Depot’s investments and financing opportunities in the U.S and overseas.  In addition, Mr. Davies served as Office Depot’s lead attorney for all of the their mergers and acquisitions in the U.S. and Canada

Mr. Davies succeeded Mr. James Watson, who served as the Company’s President and Chief Executive Officer since March, 2008.  Mr. Watson resigned his position contemporaneously with Mr. Davies’ appointment.

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

We have, and will continue to have, no capital with which to provide the owners of business opportunities with any cash or other assets. However, management believes we will be able to offer owners of acquisition candidates the opportunity to acquire a controlling ownership interest in a company with registered securities. Our sole officer and director has not conducted market research and is not aware of statistical data to support the perceived benefits of a merger or acquisition transaction for the owners of a business opportunity.

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

RESULTS OF OPERATIONS

For the three months ended December 31, 2009, we generated revenues of approximately $1,000 and incurred a net loss of $686.

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

ITEM 4 . CONTROLS AND PROCEDURES

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

SIGNATURES

Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of
1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 16, 2010.

MICRO MAMMOTH SOLUTIONS, INC. REGISTRANT

/s/ Christopher K. Davies
Christopher K. Davies
Chief Executive Officer and
Principal Accounting Officer