Form 10-Q
period 2010-03-31
Atlas Capital Holdings, Inc.
filed 2010-05-24
CIK 1404526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For The Transition Period __________ To __________

ATLAS CAPITAL HOLDINGS, INC.

 (Name of small business issuer in its charter)

Nevada	333-144645	20-5549779
(State or Jurisdiction of	Commission File Number	(I.R.S. Employer
Incorporation or organization		Identification No.)

2234 N. Federal Highway, Suite 330
Boca Raton, Florida 33431
561-488-7624

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
Yes ☐  No ☒

17,434,000 shares of common stock, par value $0.0001 outstanding on May 19, 2010, exclusive of treasury shares.

ATLAS CAPITAL HOLDINGS, INC.
TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ATLAS CAPITAL HOLDINGS, INC.
(A Development Stage Company)

BALANCE SHEETS

	March	June 30,
	2010	2009
	(Unaudited)

ASSETS
Current assets:
Cash	$-	$485
Total current assets	-	485
Total Assets	-	485

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accrued liabilities	$-	$4,500
Customer deposits	-	1,000
Loan from shareholder	800	2,314
Total current liabilities	800	7,814

Stockholders' equity:
Common stock, $.0001 par value, authorized 100,000,000 shares; 17,434,000 and 10,034,000 issued and outstanding as of March 31, 2010 and June 30, 2009, respectively	1,743	1,003
Additional paid-in capital	183,525	176,347
Accumulated deficit during development stage	(186,068)	(184,679)
Total stockholders' equity	(800)	(7,329)
Total liabilities and stockholders' equity	$-	$485

The accompanying notes are an integral part of the financial statements.

ATLAS CAPTIAL HOLDINGS, INC.
(A Development Stage Company)

STATEMENTS OF OPERATIONS
(Unaudited)

					For the Period
	Three Months Ended		Nine Months Ended		September 13, 2006
	March 31,		March 31,		(Inception) to
	2010	2009	2010	2009	March 31, 2010

Revenue	$-	$3,000	$4,000	$9,000	$36,000

Expenses:

General and administrative	800	3,942	5,389	13,018	222,068

Total expenses	800	3,942	5,389	13,018	222,068

Net income (loss)	$(800)	$(942)	$(1,389)	$(4,018)	$(186,068)

Weighted average number of common shares outstanding, basic and fully diluted	15,296,222	10,034,000	11,762,467	10,034,000

Net loss per weighted share basic and fully diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

The accompanying notes are an integral part of the financial statements.

ATLAS CAPITAL HOLDINGS, INC.
(A Development Stage Company)

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

				Accumulated
			Additional	Deficit During	Total
	Common Stock		Paid-in	Developmental	Stockholders'
	Shares	Amount	Capital	Stage	Equity

Balance, June 30, 2008	10,034,000	$1,003	$176,347	$(178,516)	$(1,166)

Net loss for year ended June 30, 2009				(6,163)	$(6,163)
	-	-	-

Balance, June 30, 2009	10,034,000	1,003	176,347	(184,679)	(7,329)

Shareholder contribution			5,604		5,604
Shareholder loan converted to paid-in capital			2,314		2,314

Shares issued in connection with merger with Atlas Capital Partners, LLC	7,400,000	740	(740)		-

Net loss for nine months ended March 31, 2010	-	-	-	(1,389)	(1,389)

Balance, March 31, 2010	17,434,000	$1,743	$183,525	$(186,068)	$(800)

The accompanying notes are an integral part of the financial statements.

ATLAS CAPITAL HOLDINGS, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

			For the Period
	Nine Months	Nine Months	September 30, 2006
	Ended	Ended	(Inception) to
	March 31,	March 31,	March 31,
	2010	2009	2010
Cash flows from operating activities:

Net loss	$(1,389)	$(4,018)	$(186,068)

Adjustments to reconcile net loss to net cash: used for operating activities:
Stock based compensation	-	-	170,650
Increase (decrease) in customer deposits	(1,000)	2,000	-
Increase(decrease) in accrued liabilities	(4,500)	(700)	-
Net cash used in operating activities	(6,889)	(2,718)	(15,418)

Cash flows from investing activities:

Net cash used in investing activities	-	-	-

Cash flows from financing activities:
Issuance of common stock		-	6,700
Proceeds from shareholder loan	800	-	800
Contribution to paid in capital	5,604	-	7,918
Net cash provided by financing activities	6,404	-	15,418
Net increase (decrease) in cash	(485)	(2,718)	-
Cash, beginning of period	485	3,398	-
Cash, end of period	$-	$680	$-

Supplemental disclosures of non-cash investing and financing activities:
Issuance of 7,400,000 shares of common stock on basis of two for one shares held by shareholders of Atlas Capital Partners, LLC (“Atlas”) in connection with a merger of the Company and Atlas	$740		$740
Shareholder loan converted to paid-in capital	$2,314	$-	$2,314
Issuance of 3,400,000 shares of common stock for consulting services	$-	$-	$170,000
Issuance of 6,500,000 shares of common stock for compensation to founding shareholder	$-	$-	$650

The accompanying notes are an integral part of the financial statements.

ATLAS CAPITAL HOLDINGS, INC.
(A DEVELOPMENTAL STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS

Note 1 – Organization and summary of significant accounting principles

Organization

Atlas Capital Holdings, Inc. (“Atlas” or the “Company’) was organized September 13, 2006 (Date of Inception) under the laws of the State of Florida. The Company has not commenced significant operations and, in accordance with Financial Accounting Standard Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 915, “Development Stage Entity,” the Company is considered a development stage company.

Atlas provides mortgage consulting services to mortgage companies, and as result of the merger on January 26, 2010, the Company also provides business and financial consulting services.  The Company currently focuses on three stages of consulting with client businesses: billing, customer service and scripting.

The Company operated under the name of Micro Mammoth Solutions, Inc. from date of Inception through January 25, 2010.

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

ATLAS CAPITAL HOLDINGS, INC.
(A DEVELOPMENTAL STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS

Note 1 – Organization and summary of significant accounting principles (continued)

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

Fair value of financial instruments

The fair values of the Company’s assets and liabilities that qualify as financial instruments under FASB ASC Topic 825, “Financial Instruments,” approximate their carrying amounts presented in the accompanying balance sheet at March 31, 2010.

Loss per share

The Company complies with the accounting and disclosure requirements of FASB ASC 260, “Earnings Per Share.”  Basic loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period.  Diluted loss per common share incorporates the dilutive effect of common stock equivalents on an average basis during the period.

Income Taxes

The Company accounts for income taxes in accordance with FASB ASC Topic 740 “Income Taxes,” which requires accounting for deferred income taxes under the asset and liability method.  Deferred income tax asset and liabilities are computed for difference between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on the enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income.  Valuation allowances are established, when necessary, to reduce the deferred income tax assets to the amount expected to be realized.

ATLAS CAPITAL HOLDINGS, INC.
(A DEVELOPMENTAL STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS

Note 1 – Organization and summary of significant accounting principles (continued)

Income Taxes (continued)

In accordance with GAAP, the Company is required to determine whether a tax position of the Company is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Company files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. state and local jurisdictions.  The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement.  De-recognition of a tax benefit previously recognized could result in the Company recording a tax liability that would reduce net assets. This policy also provides guidance on thresholds, measurement, de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition that is intended to provide better financial statement comparability among different entities.  It must be applied to all existing tax positions upon initial adoption and the cumulative effect, if any, is to be reported as an adjustment to stockholder’s equity as of July 1, 2009.

Income Taxes

Based on its analysis, the Company has determined that the adoption of this policy did not have a material impact on the Company’s financial statements upon adoption. However, management’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analyses of and changes to tax laws, regulations and interpretations thereof.

Interest and Penalty Recognition on Unrecognized Tax Benefits

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.

Comprehensive Income

The Company complies with FASB ASC Topic 220, “Comprehensive Income,” which establishes rules for the reporting and display of comprehensive income (loss) and its components.  FASB ASC Topic 220 requires the Company’ to reflect as a separate component of stockholders’ equity items of comprehensive income.

ATLAS CAPITAL HOLDINGS, INC.
(A DEVELOPMENTAL STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS

Note 1 – Organization and summary of significant accounting principles (continued)

Stock-Based Compensation

The Company complies with FASB ASC Topic 718 “Compensation – Stock Compensation,” which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services.  It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. FASB ASC Topic 718 focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions.  FASB ASC Topic 718 requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions).  That cost will be recognized over the period during which an employee is required to provide service in exchange for the award the requisite service period (usually the vesting period).  No compensation costs are recognized for equity instruments for which employees do not render the requisite service.  The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments (unless observable market prices for the same or similar instruments are available).  If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification.

Valuation of Investments in Securities at Fair Value—Definition and Hierarchy

FASB ASC Topic 820 “Fair Value Measurements and Disclosures” provides a framework for measuring fair value under generally accepted accounting principles in the United States and requires expanded disclosures regarding fair value measurements.  ASC 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date.

ATLAS CAPITAL HOLDINGS, INC.
(A DEVELOPMENTAL STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS

Note 1 – Organization and summary of significant accounting principles (continued)

Valuation of Investments in Securities at Fair Value—Definition and Hierarchy (continued)

In determining fair value, the Company uses various valuation approaches.  In accordance with GAAP, a fair value hierarchy for inputs is used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available.  Observable inputs are those that market participants would use in pricing the asset or liability based on market data obtained from sources independent of the Company.  Unobservable inputs reflect the Company’s assumptions about the inputs market participants would use in pricing the asset or liability developed based on the best information available in the circumstances.  FASB ASC Topic 820 establishes a three-tiered fair value hierarchy that prioritizes inputs to valuation techniques used in fair value calculations, as follows:

Level 1 - Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access. Valuation adjustments and block discounts are not applied to Level 1 securities. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these securities does not entail a significant degree of judgment.

Level 2 - Valuations based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly.

Level 3 - Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

The availability of valuation techniques and observable inputs can vary from security to security and is affected by a wide variety of factors including, the type of security, whether the security is new and not yet established in the marketplace, and other characteristics particular to the transaction. To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Those estimated values do not necessarily represent the amounts that may be ultimately realized due to the occurrence of future circumstances that cannot be reasonably determined.

Because of the inherent uncertainty of valuation, those estimated values may be materially higher or lower than the values that would have been used had a ready market for the securities existed. Accordingly, the degree of judgment exercised by the Company in determining fair value is greatest for securities categorized in Level 3. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, for disclosure purposes, the level in the fair value hierarchy within which the fair value measurement in its entirety falls is determined based on the lowest level input that is significant to the fair value measurement.

ATLAS CAPITAL HOLDINGS, INC.
(A DEVELOPMENTAL STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS

Note 1 – Organization and summary of significant accounting principles (continued)

Valuation of Investments in Securities at Fair Value—Definition and Hierarchy (continued)

Fair value is a market-based measure considered from the perspective of a market participant rather than an entity-specific measure.  Therefore, even when market assumptions are not readily available, the Company’s own assumptions are set to reflect those that market participants would use in pricing the asset or liability at the measurement date.  The Company uses prices and inputs that are current as of the measurement date, including periods of market dislocation.  In periods of market dislocation, the observability of prices and inputs may be reduced for many securities.  This condition could cause a security to be reclassified to a lower level within the fair value hierarchy.

Valuation Techniques

The Company values investments in securities that are freely tradable and are listed on a national securities exchange or reported on the NASDAQ national market at their last sales price as of the last business day of the year.

Government Bonds

The fair value of sovereign government bonds is generally based on quoted prices in active markets. When quoted prices are not available, fair value is determined based on a valuation model that uses inputs that include interest-rate yield curves, cross-currency-basis index spreads, and country credit spreads similar to the bond in terms of issuer, maturity and seniority.

Certificate of Deposits

The fair values of the bank certificate of deposits are based on the face value of the certificate of deposits

Recently Adopted Accounting Pronouncements

In June 2009, the FASB issued the FASB Accounting Standards Codification (the “Codification”) and a new Hierarchy of Generally Accepted Accounting Principles which establishes only two levels of GAAP: authoritative and nonauthoritative. The Codification is now the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP, except for rules and interpretive releases of the SEC, which are additional sources of authoritative GAAP for SEC registrants. All other nongrandfathered, non-SEC accounting literature not included in the Codification will become nonauthoritative. The Codification is effective for financial statements for interim or annual reporting periods ending after September 15, 2009.

ATLAS CAPITAL HOLDINGS, INC.
(A DEVELOPMENTAL STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS

 Note 1 – Organization and summary of significant accounting principles (continued)

Recently Adopted Accounting Pronouncements (continued)

The Company adopted the new guidelines and numbering system prescribed by the Codification when referring to GAAP on October 1, 2009. The application of the Codification did not have an impact on the Company’s financial statements; however, all references to authoritative accounting literature will now be references in accordance with the Codification.

On October 1, 2009, The Company adopted FASB ASC Topic 805 (ASC 805), “Business Combinations,” which generally requires an acquirer to recognize the identifiable assets acquired, liabilities assumed, contingent purchase consideration and any noncontrolling interest in the acquiree at fair value on the date of acquisition. It also requires an acquirer to recognize as expense most transaction and restructuring costs as incurred, rather than include such items in the cost of the acquired entity. For the Company, ASC 805 applies prospectively to business combinations for which the acquisition date is on or after October 1, 2009. The adoption of ASC 805 did not have a material impact on the Company’s financial statements.

On October 1, 2009, the Company adopted FASB ASC Topic 820-10 (ASC 820-10), “Fair Value Measurements and Disclosures,” for nonfinancial assets and liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis. The adoption of ASC 820-10 did not have a material impact on the Company’s financial statements.

In August 2009, the FASB issued Accounting Standards Update 2009-05 (ASU 2009-05), “Fair Value Measurements and Disclosures (Topic 820) – Measuring Liabilities at Fair Value,” to amend FASB ASC Topic 820, “Fair Value Measurements and Disclosures,” to provide guidance on the measurement of liabilities at fair value.  The guidance provides clarification that in circumstances in which a quoted market price in an active market for an identical liability is not available, an entity is required to measure fair value using a valuation technique that uses the quoted price of an identical liability when traded as an asset or, if unavailable, quoted prices for similar liabilities or similar assets when traded as assets.  If none of this information is available, an entity should use a valuation technique in accordance with existing fair valuation principles.  The Company adopted the guidance effective October 1, 2009, and there was no material impact on the Company’s financial statements or related footnotes.

In May 2009, the FASB issued authoritative guidance for subsequent events, now codified as FASB ASC Topic 855, “Subsequent Events,” which establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued.  The guidance sets forth the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements.  The guidance also requires the disclosure of the date through which an entity has evaluated subsequent events and whether this date represents the date the financial statements were issued or were available to be issued.  The Company adopted this guidance effective July 1, 2009 with no significant impact on the Company’s financial statements or related footnotes.

ATLAS CAPITAL HOLDINGS, INC.
(A DEVELOPMENTAL STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS

 Note 1 – Organization and summary of significant accounting principles (continued)

Recently Adopted Accounting Pronouncements (continued)

In April 2009, the FASB provided additional guidance for estimating fair value in accordance with FASB ASC Topic 820, “Fair Value Measurements and Disclosures,” when the volume and level of activity for the asset or liability have significantly decreased.  This additional guidance re-emphasizes that regardless of market conditions the fair value measurement is an exit price concept and clarifies and includes additional factors to consider in determining whether there has been a significant decrease in market activity for an asset or liability. This guidance also provides additional clarification on estimating fair value when the market activity for an asset or liability has declined significantly.  The scope of this guidance does not include assets and liabilities measured under quoted prices in active markets.  This guidance is applied prospectively to all fair value measurements where appropriate and will be effective for interim and annual periods ending after June 15, 2009.  The adoption of the provisions of this guidance did not have any material impact on the Company’s financial statements.

In April 2009, FASB issued FSP FAS 107-1 and APB 28-1, now codified in FASB ASC Topic 825-10-65, “Interim Disclosures about Fair Value of Financial Instruments,” which amends U.S. GAAP to require entities to disclose the fair value of financial instruments in all interim financial statements. The additional requirements of this guidance also require disclosure of the method(s) and significant assumptions used to estimate the fair value of those financial instruments. Previously, these disclosures were required only in annual financial statements. The additional requirements of this guidance are effective for interim reporting periods ending after June 15, 2009. The adoption of the additional requirements did not have any financial impact on the Company’s financial statements.

In April, 2009, the FASB issued ASC Topic 320-10 (ASC 320-10), “Recognition and Presentation of Other-Than-Temporary Impairments,” which provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities. ASC Topic 320-10 provides greater clarity to investors about the credit and noncredit components of impaired debt securities that are not expected to be sold. The measure of impairment in comprehensive income remains fair value. This statement also requires more timely disclosures and an increase in disclosures regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. The adoption of the additional requirements did not have any financial impact on the Company’s financial statements.

ATLAS CAPITAL HOLDINGS, INC.
(A DEVELOPMENTAL STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS

 Note 1 – Organization and summary of significant accounting principles (continued)

Recently Adopted Accounting Pronouncements (continued)

In January 2010, the FASB issued Accounting Standards Update 2010-06, “Fair Value Measurements and Disclosures (Topic 820) - Improving Disclosures about Fair Value Measurements” (ASU 2010-06), to require new disclosures related to transfers into and out of Levels 1 and 2 of the fair value hierarchy and additional disclosure requirements related to Level 3 measurements.  The guidance also clarifies existing fair value measurement disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value.  The additional disclosure requirements are effective for the first reporting period beginning after December 15, 2009, except for the additional disclosure requirements related to Level 3 measurements, which are effective for fiscal years beginning after December 15, 2010.  The adoption of the additional requirements is not expected to have any financial impact on the Company’s financial statements.

In December 2009, the FASB issued Accounting Standards Update (ASU) 2009-17, “Consolidations (FASB ASC Topic 810) - Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities,” which codifies FASB Statement No. 167, Amendments to FASB Interpretation No. 46(R). ASU 2009-17 represents a revision to former FASB Interpretation No. 46 (Revised December 2003), “Consolidation of Variable Interest Entities,” and changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance.  ASU 2009-17 also requires a reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement. A reporting entity will be required to disclose how its involvement with a variable interest entity affects the reporting entity’s financial statements.  ASU 2009-17 is effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009, or the Company’s fiscal year beginning January 1, 2010. Early application is not permitted. We have not yet determined the impact, if any, which of the provisions of ASU 2009-15 may have on the Company’s financial statements

Concentration of Credit Risk

The Company maintains its cash and cash equivalents in bank deposit accounts, which, at times may exceed federally insured limits.  The Company has not experienced any losses in such accounts.  Management believes the Company is not exposed to any significant credit risk related to cash and cash equivalents.

ATLAS CAPITAL HOLDINGS, INC.
(A DEVELOPMENTAL STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS

 Note 2 –Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business.  As noted above, the Company is in the development stage and, accordingly, has not yet generated significant revenues from operations.  As a development stage Company, it has generated revenues totaling $36,000 and incurred accumulated net losses of approximately $186,068 from September 13, 2006 (inception) through the period ended March 31, 2010.

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

 Note 3 –Income Taxes

At March 31, 2010, the Company had approximately $186,000 of net operating losses (“NOL”) carry-forwards for federal and state income purposes.  These losses are available for future years and expire through 2030.  Utilization of these losses may be severely or completely limited if the Company undergoes an ownership change pursuant to Internal Revenue Code Section 382.

The deferred tax asset is summarized as follows:

March 31,
2010

Deferred tax asset:

Net operating loss carryforwards	$71,000

Deferred tax asset	71,000

Less: Valuation allowance	(71,000)

Net deferred tax asset	$-

A reconciliation of income tax expense computed at the U.S. federal, state, and local statutory rates and the Company’s effective tax rate is as follows:

ATLAS CAPITAL HOLDINGS, INC.
(A DEVELOPMENTAL STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS

Note 3 –Income Taxes (continued)

March 31,
2010

Statutory federal income tax expense	(34)%

State and local income tax (net of federal benefits)	(4)

Valuation allowance	38

-%

The Company has taken a 100% valuation allowance against the deferred tax asset attributable to the NOL carryforward of $156,000 at March 31, 2010, due to the uncertainty of realizing the future tax benefits.

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

ATLAS CAPITAL HOLDINGS, INC.
(A DEVELOPMENTAL STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS

Note 4 – Stockholders’ equity (continued)

On January 26, 2010, the Board of Directors of the Company approved a Stock Purchase Agreement (the “Agreement”) between the Company and all of the shareholders of Atlas Capital Partners, LLC (the “Shareholders”).  Pursuant to the Agreement, the Company issued two shares of the Company’s common stock for every one share of Atlas Capital Partners held by the Shareholders.  No other consideration was paid for the shares held by the Shareholders. Subsequently, the Company merged Atlas Capital Partners with and into the Company and filed the appropriate merger documents with the required state authorities. The Company issued 7,400,000 shares of its $0.001 par value common stock in connection with the merger.

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

During the three month period ended March 31, 2010, the Company’s current chief executive officer and principal shareholder advanced the company $800 for the payment of operating expenses.

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

BUSINESS OVERVIEW

Atlas Capital Holdings, Inc. is a development stage company, originally incorporated in the State of Nevada on September 13, 2006 under the name Micro Mammoth Solutions, Inc.  The Company was originally formed to serve as a mortgage consulting firm and provide specialized consulting services to small and medium sized mortgage brokers and mortgage lenders. That business plan was unsuccessful and on December 9, 2009, the Board of Directors of the Company appointed Mr. Christopher K. Davies as the Company’s new President and Chief Executive Officer. Pursuant to the terms of Mr. Davies’ employment, the Company’s sole Director and Chief Executive Officer, Mr. James Watson issued Mr. Davies 6.0 million shares of his common stock.  Mr. Davies succeeded Mr. James Watson, who served as the Company’s President and Chief Executive Officer since March, 2008.  Mr. Watson resigned his position contemporaneously with Mr. Davies’ appointment.

Recent Developments

On January 26, 2010, the Board of Directors of the Company approved a Stock Purchase Agreement (the “Agreement”) between the Company and all of the shareholders of Atlas Capital Partners, LLC (the “Shareholders”).  Pursuant to the Agreement, the Company issued two shares of the Company’s common stock for every one share of Atlas Capital Partners held by the Shareholders.  No other consideration was paid for the shares held by the Shareholders. Subsequently, the Company merged Atlas Capital Partners with and into the Company and filed the appropriate merger documents with the required state authorities.

Pursuant to the Company’s Plan of Merger the Company’s shareholders have approved an amendment to the Company’s Articles of Incorporation changing the Company’s name from Micro Mammoth Solutions, Inc. to Atlas Capital Holdings, Inc. This amendment was effective upon filing with the Nevada Secretary of State’s office on January 26, 2010.

Atlas Capital Holdings will continue to provide mortgage consulting services as well as business and financial consulting services as a result of the merger.

Satisfaction of our Cash Obligations for the Next Twelve Months

The Company has been determined by our auditor to be an ongoing concern. The company is not generating sufficient revenue to cover all of its expenses.

We plan on satisfying our cash obligations over the next twelve months through additional equity and/or third party financing and by generating revenues, unless we successfully complete a merger or acquisition with a company generating revenues from operations.

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

Going Concern

The financial statements included in this filing have been prepared in conformity with generally accepted accounting principles that contemplate the continuance of the Company as a going concern. The Company’s cash position is inadequate to pay all of the costs associated with its intended business plan. Management intends to use borrowings and security sales to mitigate the effects of its cash position; however, no assurance can be given that debt or equity financing, if and when required will be available. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and classification of liabilities that might be necessary should the Company be unable to continue existence.

We do not anticipate performing any significant product research and development under our plan of operation until such time as we complete an acquisition. We do not anticipate the purchase or sale of any plant or significant equipment; as such items are not required by us at this time or anticipated to be needed in the next twelve months. As of March 31, 2010 we had 1 full-time and one part-time employee.

Results of Operations

For the three months ended March 31, 2010, we generated no revenues and incurred a net loss of $800.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, as defined by Rule 229,10(f)(1), Atlas Capital Holdings, Inc. is not required to provide Quantitative and Qualitative disclosures about market risk.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures over Financial Reporting

Based on evaluations on March 31, 2010, our principal executive and financial officer, has concluded that the disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act) are effective to ensure that information required to be disclosed by the company in reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that material information relating to the Company is accumulated and communicated to management, including our principal executive and financial officer, as appropriate to allow timely decisions regarding required disclosures.

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

ITEM 2.

On January 26, 2010, the Board of Directors of the Company approved a Stock Purchase Agreement (the “Agreement”) between the Company and all of the shareholders of Atlas Capital Partners, LLC (the “Shareholders”).  Pursuant to the Agreement, the Company issued two shares of the Company’s common stock for every one share of Atlas Capital Partners held by the Shareholders.  No other consideration was paid for the shares held by the Shareholders. Subsequently, the Company merged Atlas Capital Partners with and into the Company and filed the appropriate merger documents with the required state authorities. The Company issued 7,400,000 shares of its common stock in connection with this merger.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the period covered by this report.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the period covered by this report.

ITEM 5. OTHER INFORMATION

On May 19, 2010 Agustin Viola was resigned from the Company to pursue employment opportunities. Mr. Viola was appointed as the Company’s Chief Financial Officer on January 26, 2010 as a result of the Company’s merger.

Mr. Viola previously served as CFO for Atlas Capital Partners.  Prior to joining Atlas Capital Partners, Mr. Viola was the CFO of Office Depot’s Latin American Division, with responsibility for providing financial support and oversight for the Company’s USD $1B regional operations.  During the time of his employment to the time of his resignation neither the Company nor its management had any disagreements with Mr. Viola regarding the Company’s financial statements or any other matters and Mr. Viola did not have any disagreements with the Company or its management regarding the financial statements or any other matters.

ITEM 6. EXHIBITS

The following exhibits are included with this quarterly filing. Those marked with an asterisk and required to be filed hereunder, are incorporated by reference and can be found in their entirety in our original Form SB-2 Registration Statement, filed July 17, 2007 under SEC File Number 333-144645, at the SEC website at www.sec.gov.

Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date

3.1(i)	Amended Articles of Incorporation	X

3.1(ii)	Bylaws of Atlas Capital Holdings, Inc	X
10.1	Stock Purchase Agreement between Micro Mammoth Solutions and Atlas Capital Partners	X
31*	Certification of Christopher K. Davies pursuant to Section 302 of the Sarbanes-Oxley Act	X

32*	Certification of Christopher K.Davies pursuant to Section 906 of the Sarbanes-Oxley Act	X

SIGNATURES

Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 24, 2010.

ATLAS CAPITAL HOLDINGS, INC. REGISTRANT

By: /s/Christopher K. Davies
Christopher K. Davies
Chief Executive Officer and
Principal Accounting Officer