Form 10-K
period 2010-06-30
Atlas Capital Holdings, Inc.
filed 2010-10-14
CIK 1404526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED June 30, 2010

ATLAS CAPITAL HOLDINGS, INC.
(Name of small business issuer in its charter)

Nevada	333-144645	20-5549779
(State or Jurisdiction of	Commission File Number	(I.R.S. Employer
Incorporation or organization		Identification No.)

2234 N. Federal Highway, Suite 330
Boca Raton, Florida 33431
561-289-9780

Securities registered pursuant to Section 12(g) of the Act:
COMMON STOCK, $0.0001 PAR VALUE PER SHARE
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
  Yes ☒  No ☐

The aggregate market value of the voting stock held by non-affiliates (based upon the per share price of $4.50 as last traded on November 14, 2008) was approximately $78,408,000.

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

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. The factors impacting these risks and uncertainties include, but are not limited to:

o	increases in interest rates or our cost of borrowing or a default under any material debt agreements;
o	the unavailability of funds for capital expenditures.

For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see “Factors That May Affect Our Plan of Operation” in this document.

In this filing references to “Company,” “we,” “our,” and/or “us,” refers to Atlas Capital Holdings, Inc .

PART I

ITEM 1.	DESCRIPTION OF BUSINESS.

(a) General Business Development

Atlas Capital Holdings, Inc. (hereinafter ALCL) is a development stage company incorporated in the State of Nevada on September 13, 2006. ALCL was formerly known as Micro Mammoth Solutions, Inc. and operated as such until January 25, 2010.

As of June 30, 2010, 100,000,000 shares of common stock were authorized at $0.0001 par value. As of June 30, 2009 there were 10,034,000 shares of common stock issued and outstanding.  As of June 30, 2010 there were 17,434,000 shares of common stock have been issued and outstanding.  There have been no other sales or issuance of any securities in the fiscal year ending June 30, 2010, for ALCL, other than the 7,400,000 shares issued as a result of the merger with Atlas Capital Partners, LLC, discussed in Item 4, herein.

Our President and CEO Mr. Christopher K. Davies is the holder of 10,075,000 shares of outstanding common stock or approximately 60% of the issued and outstanding shares of common stock as consideration for his expertise and his business concept of establishing ALCL, and his serving on the Board of Directors, and assuming the liability of being an officer and director of a publicly trading and reporting Company.

Atlas Capital Holdings, Inc. was formed as a Business Management Consulting Service. ALCL’s general plan of operation is to provide consulting services to small and medium sized enterprises which seek to overcome their marketing, management and capital impediments to strengthen and enhance company growth.  ALCL offers a collaborative network of professional expertise focused on navigating the tumultuous momentum of growth experienced throughout all stages of client business development.  Since our inception, we have not engaged in significant operations, nor have we had significant revenues.

The fiscal year ending June 30, 2010 continued to be a challenging environment for American business in general. Significant disruptions continued to plagued global capital markets, the U.S. economy and industry. Prohibitive credit and lending practices and concern over domestic economic instability continue to negatively impact the expectations of the future performance of the economy as a whole and specifically fledgling American businesses.  As the US economy continues it recessionary struggles, participants in the markets have substantially curtailed investment in US business and have adopted a wait and see attitude that has adversely affected demand for our consulting services.

As a result, we face substantial liquidity risk and uncertainty, near-term and otherwise, which threatens our ability to continue as a going concern and avoid bankruptcy.

For the year ending June 30, 2010 we incurred a net loss of $1,389, as compared to our net loss for the year ending June 30, 2009 of $6,163. Our accumulated deficit at the end of June 30, 2010 was $186,068.  As a result of our losses for the year ended June 30, 2010, our auditor has indicated that there is substantial doubt about our ability to continue as a going concern.

(b) Our Business

There are thousands of innovative small to medium-size enterprises (“SMEs”) delivering many quality services and technologies to the market.  While these companies have successfully grown beyond the most critical start-up phase, they haven’t achieved the momentum needed to scale beyond their initial customer base or their target niche market.   Often, these companies will have developed potential “game-changing” innovations or “platform” technologies but lack the capital and/or the business and financial expertise necessary to execute on their growth strategy.  Growth initiatives within these companies frequently flounder as a result of a number of factors:

•	Lackluster sales and marketing execution
•	Misaligned Go-To-Market strategy
•	Technology-focused rather than market-focused strategies
•	Lacking management or leadership depth
•	Under-capitalized

Our goal has been to assist innovative SMEs to overcome their impediments to growth. We do this by providing SMEs high caliber business and financial expertise as well as the capital to begin their path to growth.

Market Opportunity

The current economic environment has created an opportunity for experienced business and finance professionals to offer advisory services to those companies that have been denied access to capital.  There are multiple factors that we may use as an entry to the market for our services:

•
No Access to Financing:  Many banks have adopted policies making it increasingly more difficult for SMEs to obtain financing. Therefore, the management of these companies is more willing to retain the services of those professionals that can assist them with obtaining capital.

•
Attractive Valuations:  Valuation levels for companies are currently depressed.  This means that we may be able to acquire an ownership interest in companies with good growth prospects, value propositions and underlying fundamentals for less capital. EBITDA growth for many companies will remain flat through 2010.  There is a window of opportunity that may allow us to capitalize on the combination of lower multiples and depressed earnings growth.

•
Increase in Entrepreneurs:  Many large companies have reduced their work force by laying off members of their senior to executive management.  As a result many of those senior level managers and executives have elected to start their own businesses. These managers now need access to capital and business and financial advice to assist them.

Assuming the consensus surrounding these factors is accurate, the convergence of these factors may result in substantial increase in the number of clients and deal flow we may see during the 2010-2011 fiscal year.

Core Competencies

At the core of our value proposition, is our ability to provide a full suite of end-to end business and financial services that allow us to quickly convert leads into viable investments that will yield profits to the Company in the short- to medium-term. We are uniquely positioned to do so, by being able to leverage the combined business, legal, strategic, and financial experience of our associates.  This can be summarized in the following five core competencies:

•	Business Development

•	Business Strategy Advisory Services (BSAS)

•	Capital Raising

•	Management & Operational Support

•	Public/Private offerings

•	Corporate Finance

•	Business Law/ Corporate Counseling

We are focused on providing our clients the core set of expertise they need in order to become successful. A client may benefit from our services by leveraging our associates to develop a cost effective growth strategy, funding that strategy and continuing to receive the business and financial advice necessary to ensure the successful implementation of the strategy. The anticipated result is a client that can succeed in achieving profitable growth for its shareholders may achieve growth for our shareholders.

Our overriding rationale for maintaining these core competencies is to continue offering the services and advice that may translate into success for our clients.  This success will serve to strengthen our relationship with them and enable us to provide them with additional services.

We have the critical expertise necessary to provide significant value-enhancing assistance to our proposed client companies.  Our investment philosophy provides that investments of value-added advisory services must be made prior to our investment of money.  In our experience SME’s, need venture partners who can enhance their development by providing practical, seasoned operational, financial and corporate advice.  We intend to place emphasis on active partnerships with our client companies, aimed towards building market credibility.

We intend to use our significant managerial and operating experience and industry knowledge to assist senior management teams of our client companies.  We will provide client companies with additional value-added resources, including but not limited to, those relating to operations, strategic planning, business development, financing, marketing and sales, and/or exit strategies.

By being involved with our client companies we are better situated to identify and take advantage of business and financial opportunities that may be a fit for our client companies and drive their growth.

After we have identified an equity investor, consulting services, or both, we believe we will typically remain actively engaged with the client company, monitoring its progress toward the achievement of mutually defined critical milestones.  If client companies show substantive progress toward the achievement of these critical milestones, we will consider making an additional investment of equity capital, and to the extent needed, additional services.

We believe that our anticipated involvement will enable client companies to recruit and hire critical management team members, gain customer acceptance and attract additional equity capital.

Employees

As of June 30, 2010, we had two employees, Christopher K. Davies, our President and CEO and Duncan Farmer our Secretary and Chief Legal Counsel.  As the Company’s officer and director, Mr. Davies devotes such time as he believes is required to the Company. None of the company’s employees were, nor are they now represented by a collective bargaining arrangement.

The Company does not carry key person life insurance on its directors. The loss of the services of any of its executive officers or other directors could have a material adverse effect on the business, results of operations and financial condition of the Company. The Company's future success also depends on its ability to retain and attract highly qualified technical and managerial personnel.

There can be no assurance that the Company will be able to retain its key managerial and technical personnel or that it will be able to attract and retain additional highly qualified technical and managerial personnel in the future. The inability to attract and retain the technical and managerial personnel necessary to support the growth of the Company's business, due to, among other things, a large increase in the wages demanded by such personnel, could have a material adverse effect upon the Company's business, results of operations and financial condition.

ITEM 1A.	RISK FACTORS.

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

We were incorporated in March of 2006 as a Nevada corporation. Since our start up, we have generated limited revenues from operations and have been focused on organizational, start-up, and market analysis activities since we incorporated. Our operating activities during this period consisted primarily of developing contacts for our consulting services.  There is nothing at this time on which to base an assumption that our business operations will prove to be successful or that we will ever be able to operate profitably. Our future operating results will depend on many factors, including our ability to raise adequate working capital, demand for our services, the level of our competition and our ability to attract and maintain key management and employees.

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

Our competition may be larger and have more capital than we do, and may be able to provide a wider array of services than we are able to due to our size.

Our competition is from larger consulting firms and finance companies that have more capital and resources than we do.  We believe our competitors to be business consulting firms, private equity funds and investment banks.  Our competitors are able to provide consulting services and/or funding.

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

Atlas Capital Holdings, Inc. is not a party to unresolved Staff Comments.

ITEM 2.	DESCRIPTION OF PROPERTY.

We do not lease or rent any property. Our executive offices are located at 2234 N. Federal Highway, Suite 330
Boca Raton, Florida 33431.  Our office space and related services are provided at no charge by Christopher K. Davies our President and CEO.

ITEM 3.	LEGAL PROCEEDINGS.

We are not a party to any material legal proceedings.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The following matters where submitted to stockholders vote during the fiscal year ended June 30, 2010:

Atlas Capital Holdings, Inc. is a development stage company, originally incorporated in the State of Nevada on September 13, 2006 under the name Micro Mammoth Solutions, Inc.  The Company was originally formed to serve as a mortgage-consulting firm and provide specialized consulting services to small and medium sized mortgage brokers and mortgage lenders. That business plan was unsuccessful and on December 9, 2009, the Board of Directors of the Company appointed Mr. Christopher K. Davies as the Company’s new President and Chief Executive Officer. Pursuant to the terms of Mr. Davies’ employment, the Company’s sole Director and Chief Executive Officer, Mr. James Watson issued Mr. Davies six million seventy five thousand shares of his common stock.  Mr. Davies succeeded Mr. James Watson, who served as the Company’s President and Chief Executive Officer since March 2008.  Mr. Watson resigned his position contemporaneously with Mr. Davies’ appointment.

On January 26, 2010, the Board of Directors of the Company approved a Stock Purchase Agreement (the “Agreement”) between the Company and all of the shareholders of Atlas Capital Partners, LLC (the “Shareholders”).  Pursuant to the Agreement, the Company issued two shares of the Company’s common stock for every one share of Atlas Capital Partners held by the Shareholders. This merger resulted in the issuance of 7,400,000 shares of the common stock of Atlas Capital Holdings, Inc.  No other consideration was paid for the shares held by the Shareholders. Subsequently, the Company merged Atlas Capital Partners with and into the Company and filed the appropriate merger documents with the required state authorities.

Pursuant to the Company’s Plan of Merger the Company’s shareholders have approved an amendment to the Company’s Articles of Incorporation changing the Company’s name from Micro Mammoth Solutions, Inc. to Atlas Capital Holdings, Inc.  This amendment was effective upon filing with the Nevada Secretary of State’s office on January 26, 2010.

In addition, on January 26, 2010 the Company’s Board of Directors appointed two new Officers of the Company. Mr. Agustin Viola was appointed the Company’s Chief Financial Officer and Mr. Duncan Farmer was appointed the Company’s Chief Legal Counsel and Corporate Secretary.   However, on May 19, 2010, Mr. Viola resigned his position with ALCL to pursue other business opportunities.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

(a) Market Information

Our Common Stock is traded in the over-the-counter securities market through the National Association of Securities Dealers Automated Quotation Bulletin Board System, under the symbol “ALCL”. We have been eligible to participate in the OTC Bulletin Board since November 8, 2007. The following table sets forth the quarterly high and low bid prices for our Common Stock during our last two fiscal years, as reported by a Quarterly Trade and Quote Summary Report of the OTC Bulletin Board. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions. In the fourth quarter of 2009, shares of our Common Stock traded at market at a price above the range in which our Common Stock has traded in the past.  The Company has no knowledge regarding the price increase, as the trades that resulted in the price increase occurred in the open market and not as a result of any company sponsored buy-back program or any affiliate of the Company purchasing shares in the open market.

	2010		2009
	High	Low	High	Low
1st Quarter	4.50	4.50	4.50	0.001
2nd Quarter	4.50	4.50	4.50	0.001
3rd Quarter	4.50	4.50	4.50	0.001
4th Quarter	4.50	4.50	4.50	4.50

(b) Holders of Common Stock

As of June 30, 2010, we had approximately 45 stockholders of record of the 17,434,000 shares outstanding.

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

Recent Sales of Unregistered Securities

We did not sell any securities during the fiscal year ended June 30, 2010. The company issued 7,400,000 shares of common stock to the shareholders of Atlas Capital Partners, LLC as a result of the merger agreement between the two parties, as approved by shareholder vote on January 26, 2010.

ITEM 6.	SELECTED FINANCIAL DATA

As a smaller reporting company, as defined by Rule 229.10(f)(1), ALCL is not required to provide a summary of selected consolidated financial data.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As a company in an early development stage, our ability to proceed with our plan of operation has been hindered by the present state of the US and Global economies. At the end of our fiscal year ended June 30, 2010 we had limited cash available.

For the year ended June 30, 2010 we had a net loss of $1,389 as compared to a net loss of $6,163 for the year ended June 30, 2009.

Plan of Operation

The company’s initial plan of operation sought to establish itself in the Florida mortgage market, and then expand into other markets. The goal was to provide expedited services to satisfy customer service issues for small and medium sized commercial and residential mortgage lenders. After attaining the capability of responding to customer service and marketing issues for lenders across the United States, the company would expand into additional markets. However, resulting from a lack of revenue generation, the company became stalled with its business plan, and aggressively began seeking other business opportunities in an effort to substantiate stockholder value, including mergers with or the acquisition of private companies.

On January 26, 2010, the Board of Directors of the Company approved a Stock Purchase Agreement between the Company and all the shareholders of Atlas Capital Partners, LLC. As a result of the merger Atlas Capital Partners, Inc. became the surviving entity.

As the surviving entity, Atlas Capital Partners, Inc’s new plan of operation expands upon the company’s existing Business Management Consulting Services platform. ALCL’s general plan of operation is to provide consulting services to small and medium sized enterprises who seek to overcome their marketing, management and capital impediments to strengthen and enhance company growth. The company utilizes a collaborative network of professional business experts to aggressively address client company growth and development issues. Additionally, the company will also continue seeking to expand upon its mortgage consulting services.

Our audit reflects the fact that we have a limited current source of income.  Further, that without realization of additional capital, it would be unlikely for the Company to continue as a going concern.

Our officer and director Mr. Davies, has agreed that he will advance any additional funds which we need for operating capital and for costs in connection with either executing our business plan or searching for or completing an acquisition or merger. Such advances have historically been converted to equity. There is no minimum or maximum amount the Officer and Director will advance to us. We will not borrow any funds for the purpose of repaying advances made by such Officer and Director, and we will not borrow any funds to make any payments to our promoters, management or their affiliates or associates.

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

As a smaller reporting company, as defined by Rule 229.10(f)(1), ALCL is not required to provide quantitative and qualitative disclosures about market risk.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the Financial Statements and accompanying footnotes for our full financial information and disclosures, beginning on page F-1.

As a smaller reporting company as defined by Rule 229.10, ALCL is not required to provide the supplementary financial date as required by this item.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ONACCOUNTING AND FINANCIAL DISCLOSURE

ALCL has had no changes in and no disagreements with accountants on accounting and financial disclosures.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this annual report on Form 10-K, an evaluation was carried out by our management, with the participation of Management, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act")) as of June 30, 2010.  Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer/Principal Financial Officer, to allow timely decisions regarding required disclosures.

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

Our management conducted an assessment of the effectiveness of the Company's internal control over financial reporting as of June 30, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management concluded that there was no material weakness in our internal controls over financial reporting, and accordingly, our controls are effective.

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

ALCL has no “Other Information” disclosure.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The members of our board of directors serve for one year terms and are elected at the next annual meeting of stockholders, or until their successors have been elected. The officers serve at the pleasure of the board of directors. Information as to our current director and executive officer is as follows:

Name	Age	Title	First Elected	Term Expires
Christopher K. Davies	42	Chairman, CEO, President	12/2009	9/2013
Duncan Farmer	63	Secretary, Legal Counsel	1/2010	9/2013

Duties, Responsibilities and Experience

Christopher K. Davies has been the Chairman, CEO and President since the founding of Atlas Capital Holdings, Inc.  Mr. Christopher K. Davies currently devotes his time to running several operations in addition to ALCL.  Mr. Davies professional career spans in excess of 20 years in the finance and securities arena. He is a founding member of Atlas Capital Partners, LLC, a business and financial consulting firm that provides financing and advisory services to public and private companies.  At Atlas Capital Partners, Mr. Davies has been responsible for developing the firm’s financing and business development strategies.  Under Mr. Davies’ leadership, Atlas Capital Partners has been responsible for structuring innovative financial products for hedge funds and private equity firms in the U.S. and overseas.

Prior to joining Atlas Capital Partners, Mr. Davies served as the Senior Managing Attorney and Assistant Corporate Secretary for Office Depot, Inc., a $15 billion fortune 150 Company, listed on the New York Stock Exchange.  Mr. Davies has led Office Depot’s corporate finance and securities transactions and compliance activities. He also has been responsible for developing and structuring the company’s investments and financing opportunities in the U.S and overseas.  In addition, Mr. Davies has served as Office Depot’s lead attorney for all of the company’s mergers and acquisitions in the U.S. and Canada.

Prior to joining Office Depot, Mr. Davies represented some of the largest companies and financial institutions in the U.S and overseas at the law firm of Kirkpatrick & Lockhart, Nicholson, Graham.  The law firm has over 1000 attorneys and Mr. Davies lead the securities and finance group representing corporations and investment banks in finance, securities compliance, public stock offerings, mergers and acquisitions, and other general corporate matters.   Mr. Davies received his J.D. from the University of Notre Dame Law School and his undergraduate degree from Southern Illinois University at Carbondale.

Mr. Duncan Farmer is the Secretary and Legal Counsel for Atlas Capital Holdings, Inc.  Mr. Farmer continues to work in his private practice, and has practiced law for more than 37 years. Mr. Farmer graduated Duke University School of Law, with his Juris Doctorate Degree in 1973 and completed his undergraduate studies at Catholic University of America, where he graduated Magna cum Laude, Phi Beta Kappa in 1970.

In addition to his private practice work, encompassing a broad range of legal areas, which include litigation, antitrust, securities, mergers and acquisitions and finance law. Mr. Farmer has governmental experience with the Federal Trade Commission and legal staff experience at General Motors Corporation.  He has counseled the Board of Directors of both publicly held and privately held companies.

Mr. Farmer is a member of the New Hampshire Bar, the Florida Bar and the New York Bar.  He is admitted before the United States Supreme Court and in the United States Courts of Appeal and the District Courts.  He has been a partner in the law firm of Burger, Farmer & Cohen, LLC from 2004 through 2007, and Of Counsel to the law firm of McDonald Hopkins LLC from 2007 through 2009.  He is the principal of Duncan J. Farmer Esq. LLC.

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

Audit Committee and Financial Expert

We do not have an Audit Committee, Christopher K. Davies, our President and CEO, performs some of the same functions of an Audit Committee, such as: recommending a firm of independent certified public accountants to audit the annual financial statements; reviewing the independent auditors independence, the financial statements and their audit report; and reviewing management's administration of the system of internal accounting controls. The Company does not currently have a written audit committee charter or similar document.

We have no independent financial expert. We believe the cost related to retaining an independent financial expert at this time is prohibitive. Further, because of our start-up operations, we believe the services of a financial expert are not warranted.

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

Corporate Governance

Nominating Committee

We do not have a Nominating Committee or Nominating Committee Charter.  Christopher K. Davies, our President and CEO, performs some of the functions associated with a Nominating Committee. We have elected not to have a Nominating Committee in that we are a development stage company with limited operations and resources.

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

1.
whether the nominee has the personal attributes for successful service on the Board, such as demonstrated character and integrity; experience at a strategy/policy setting level; managerial experience dealing with complex problems; an ability to work effectively with others; and sufficient time to devote to the affairs of Atlas Capital Holdings, Inc.;

2.
whether the nominee has been the chief executive officer or senior executive of a public company or a leader of a similar organization, including industry groups, universities or governmental organizations;

3.
whether the nominee, by virtue of particular experience, technical expertise or specialized skills or contacts relevant to ALCL’s current or future business, will add specific value as a Board member; and

4.	whether there are any other factors related to the ability and willingness of a new nominee to serve, or an existing Board member to continue his service.

The Board or management has not established any specific minimum qualifications that a candidate for director must meet in order to be recommended for Board membership. Rather the Board or management will evaluate the mix of skills and experience that the candidate offers, consider how a given candidate meets the Board’s current expectations with respect to each such criterion and make a determination regarding whether a candidate should be recommended to the stockholders for election as a director. For the fiscal year ending June 30, 2010, ALCL received no recommendation for Directors from its stockholders.

Atlas Capital Holdings, Inc. will consider for inclusion in its nominations of new Board of Director nominees proposed by stockholders who have held at least 1% of the outstanding voting securities of ALCL for at least one year. Board candidates referred by such stockholders will be considered on the same basis as Board candidates referred from other sources. Any stockholder who wishes to recommend for ALCL’s consideration a prospective nominee to serve on the Board of Directors may do so by giving the candidate’s name and qualifications in writing to ALCL’s at the following address: 2234 N. Federal Highway, Suite 330, Boca Raton, Florida 33431.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires our executive officers and directors, and persons who beneficially own more than ten percent of our common stock, to file initial reports of ownership and reports of changes in ownership with the SEC. Executive officers, directors and greater than ten percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based upon a review of the copies of such forms furnished to us and written representations from our executive officers and directors, we believe that during the year ended 2010, Christopher K. Davies was current in his filings.

ITEM 11.	EXECUTIVE COMPENSATION

OPTIONS/SARS GRANTS in LAST FISCAL YEAR

Individual Grants					Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term		Alternative to (f) and (g): Grant value
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Name	Number of Securities Underlying Options/SARs Granted (#)	Percentage of Total Options/SARs Granted to Employees in Fiscal Year	Exercise of Base Price (#/SH)	Expiration date	5%($)	10%($)	Grant Date Present Value ($)
Christopher K. Davies President & CEO	0	0	0	N/A	0	0	0
Duncan Farmer, Secretary	0	0	0	N/A	0	0	0

Aggregated Option/SAR Exercise in Last Fiscal Year and FY-End Option/SAR Values

(a)	(b)	(c)	(d)	(e)
Name	Shares Acquired on Exercise ($)	Value Realized ($)	Number of Securities Underlying Unexercised Options/SARs at FY-End (%) Exercisable/ Unexercisable	Value of Unexercisable In-the-Money Options/SARs at FY-End ($) Exercisable/ Unexercisable
Christopher K. Davies, President & CEO	0	0	0	N/A
Duncan Farmer, Secretary	0	0	0	N/A

Long-Term Incentive Plans - Awards in Last Fiscal Year

			Estimated Future Payouts Under Non-Stock Price-Based Plans
(a)	(b)	(c)	(d)	(e)	(f)
Name	Number of Shares, Units or Other Rights (%)	Performance or Other period Until Maturation or Payout	Threshold ($ or %)	Target ($ or %)	Maximum ($ or %)
Christopher K. Davies, President & CEO	0	0	0	N/A	N/A
Duncan Farmer, Secretary	0	0	0	0	N/A

Summary Compensation Table

Name and Principal Position (a)	Year (b)	Salary (c)		Bonus (d)	Stock Awards (e)	Option Awards (f)	Non-Equity Incentive Plan Compensation (g)	Nonqualified Deferred Compensation Earnings (h)	All Other Compensation (i)	Total (j)
Christopher K. Davies Chairman, CEO and President	2010		$0	$0	$0	$0	$0	$0	$0	$0
Duncan Farmer, Secretary	2010	$		0	$0	$0	$0	$0	$0	$0

Employment Contracts and Termination of Employment and Change-in-Control Arrangements:

There are no employment contracts existing between the registrant and any executive officers.

Report On Repricing Of Options/SARS:

At no time during the last completed fiscal year, did the ALCL offer Options/SARs, whether through amendment, cancellation or replacement grants, or any other means (“repriced”) to its directors.

Christopher K. Davies, our President and CEO performs function equivalent to a “Compensation Committee,” and as such, has at no time during the last completed fiscal year, offer Options/SARs, whether through amendment, cancellation or replacement grants, or any other means (“repriced”) to ALCL directors.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS ANDMANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table presents information, to the best of our knowledge, about the beneficial ownership of our common stock on June 30, 2010, held by those persons known to beneficially own more than 5% of our capital stock and by our directors and executive officers.

The percentage of beneficial ownership for the following table is based on 17,434,000 shares of common stock outstanding as of June 30, 2010.

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

Security Ownership of Management

Name of Beneficial Owner (1)	Number Of Shares	Percent Of Ownership
Christopher K. Davies, Chairman, CEO & President	10,075,000	58%
Duncan Farmer	600,000	3%

(1)
As used in this table, “beneficial ownership” means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security). The address of each person is care of ALCL.

(2)	Figures are rounded to the nearest percent.

ITEM 13.	CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Christopher K. Davies

Office services are provided without charge by our Chairman, CEO, and President. Such costs are immaterial to the financial statements and, accordingly, have not been reflected therein.

Revenue

We have no current source of revenue.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The total fees charged to the company for audit services were $5,900 for the year ended June 30, 2010.  For the year ended June 30, 2009, the total fees charged for audit services were $3,500.

Audit Related Fees

The total fees charged to the company for audit related fees were $0 for the year ended June 30, 2010.  For the year ended June 30, 2009, the total fees charged for audit related fees were $0.

Tax Fees

The total fees charged to the company for tax fees were $800 for the year ended June 30, 2010.  For the year ended June 30, 2009, the total fees charged for tax fees were $500.

All other Fees

The total fees charged to the company for all other fees were $0 for the year ended June 30, 2010.  For the year ended June 30, 2009, the total fees charged for all other fees were $6,115.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
2.1	Entry into a Material Definitive Agreement		8-K/A		2.1	03/13/08
3.1(i)	Articles of Incorporation		SB-2		3.1(i)	07/17/07

3.1(ii)	Bylaws of Atlas Capital Holdings, Inc.		SB-2		3.1(ii)	07/17/07

31	Certification of Christopher K. Davies pursuant to Section 302 of the Sarbanes-Oxley Act	X
32	Certification of Christopher K. Davies pursuant to Section 906 of the Sarbanes-Oxley Act	X

FINANCIAL STATEMENTS SCHEDULE

INDEX

SIGNATURES

Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on October 12, 2010.

ATLAS CAPITAL HOLDINGS , INC.
REGISTRANT

By: /s/Christopher K. Davies
Christopher K. Davies
Chief Executive Officer and
Principal Accounting Officer

Patrick Rodgers, CPA, PA
309 E. Citrus Street
Altamonte Springs, FL 32701

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Atlas Capital Holdings, Inc.
2234 N. Federal Highway, Suite 330
Boca Raton, Florida 33431

I have audited the accompanying balance sheets of Atlas Capital Holdings, Inc. as of June 30, 2010 and 2009 and the related statements of operations, retained earnings, shareholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Atlas Capital Holdings, Inc. as of June 30, 2010 and 2009, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Patrick Rodgers, CPA, PA

Patrick Rodgers, CPA, PA
Orlando, Florida
October 12, 2010

ATLAS CAPITAL HOLDINGS, INC.
(A Development Stage Company)

BALANCE SHEETS

	June 30,	June 30,
	2010	2009

ASSETS

Current assets:
Cash	$-	$485
Total current assets	-	485
Total Assets	-	485

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accrued liabilities	$-	$4,500
Customer deposits	-	1,000
Loan from shareholder	800	2,314
Total current liabilities	800	7,814

Stockholders' equity:
Common stock, $.0001 par value, authorized 100,000,000 shares; 17,434,000 and 10,034,000 issued and outstanding as of March 31, 2010 and June 30, 2009, respectively	1,743	1,003
Additional paid-in capital	183,525	176,347
Accumulated deficit during development stage	(186,068)	(184,679)
Total stockholders' equity	(800)	(7,329)
Total liabilities and stockholders' equity	$-	$485

The accompanying notes are an integral part of the financial statements.

ATLAS CAPTIAL HOLDINGS, INC.
(A Development Stage Company)

STATEMENTS OF OPERATIONS

			For the Period
	Year Ended		September 13, 2006
	June 30,		(Inception) to
	2010	2009	June 30, 2010

Revenue	$4,000	$12,000	$36,000

Expenses:

General and administrative	5,389	18,163	222,068

Total expenses	5,389	18,163	222,068

Net income (loss)	$(1,389)	$(6,163)	$(186,068)

Weighted average number of common shares outstanding, basic and fully diluted	13,176,466	10,034,000

Net loss per weighted share basic and fully diluted	$(0.00)	$(0.00)

The accompanying notes are an integral part of the financial statements.

ATLAS CAPITAL HOLDINGS, INC.
(A Development Stage Company)

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

				Accumulated
			Additional	Deficit During	Total
	Common Stock		Paid-in	Developmental	Stockholders'
	Shares	Amount	Capital	Stage	Equity
Balance, June 30, 2008	10,034,000	$1,003	$176,347	$(178,516)	$(1,166)

Net loss for year ended June 30, 2009	-	-	-	(6,163)	$(6,163)

Balance, June 30, 2009	10,034,000	1,003	176,347	(184,679)	(7,329)

Shareholder contribution			5,604		5,604

Shareholder loan converted to paid-in capital			2,314		2,314

Shares issued in connection with merger with Atlas Capital Partners, LLC	7,400,000	740	(740)		-

Net loss for the year ended June 30, 2010	-	-	-	(1,389)	(1,389)

Balance, June 30, 2010	17,434,000	$1,743	$183,525	$(186,068)	$(800)

The accompanying notes are an integral part of the financial statements.

ATLAS CAPITAL HOLDINGS, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

			For the Period
			September 30, 2006
	Year Ended		(Inception) to
	June 30,		June 30,
	2010	2009	2010
Cash flows from operating activities:

Net loss	$(1,389)	$(6,163)	$(186,068)

Adjustments to reconcile net loss to net cash:
used for operating activities:
Stock based compensation	-	-	170,650
Increase (decrease) in customer deposits	(1,000)	1,000	-
Increase(decrease) in accrued liabilities	(4,500)	2,250	-
			-
Net cash used in operating activities	(6,889)	(2,913)	(15,418)

Cash flows from investing activities:

Net cash used in investing activities	-	-	-

Cash flows from financing activities:

Issuance of common stock		-	6,700
Proceeds from shareholder loan	800	-	800
Contribution to paid in capital	5,604	-	7,918

Net cash provided by financing activities	6,404	-	15,418

Net increase (decrease) in cash	(485)	(2,913)	-
Cash, beginning of period	485	3,398	-

Cash, end of period	$-	$485	$-

Supplemental disclosures of non-cash investing and financing activities:

Issuance of 7,400,000 shares of common stock on basis of two for one shares held by shareholders of Atlas Capital Partners, LLC ("Atlas") in connection with a merger of the Company and Atlas	$740		$740

Shareholder loan converted to paid-in capital	$2,314	$-	$2,314

Issuance of 3,400,000 shares of common stock for consulting services	$-	$-	$170,000

Issuance of 6,500,000 shares of common stock for compensation to founding shareholder	$-	$-	$650

The accompanying notes are an integral part of the financial statements.

ATLAS CAPITAL HOLDINGS, INC.
(A DEVELOPMENTAL STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS

Note 1 – Organization and summary of significant accounting principles

 Organization

Atlas Capital Holdings, Inc. (“Atlas” or the “Company’) was organized September 13, 2006 (Date of Inception) under the laws of the State of Nevada. The Company has not commenced significant operations and, in accordance with Financial Accounting Standard Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 915, “Development Stage Entity,” the Company is considered a development stage company.

Atlas assists small to medium-sized enterprises (“SMEs”) with overcoming their impediments to growth, by providing SMEs high caliber business and financial expertise as well as the capital to begin their path to growth.

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

Fair value of financial instruments

The fair values of the Company’s assets and liabilities that qualify as financial instruments under FASB ASC Topic 825, “Financial Instruments,” approximate their carrying amounts presented in the accompanying balance sheet at June 30, 2010.

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

ATLAS CAPITAL HOLDINGS, INC.

(A DEVELOPMENTAL STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS

Note 2 –Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business.  As noted above, the Company is in the development stage and, accordingly, has not yet generated significant revenues from operations.  As a development stage Company, it has generated revenues totaling $36,000 and incurred accumulated net losses of approximately $186,068 from September 13, 2006 (inception) through the period ended June 30, 2010.

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

Note 3 –Income Taxes

At June 30, 2010, the Company had approximately $186,000 of net operating losses (“NOL”) carry-forwards for federal and state income purposes.  These losses are available for future years and expire through 2030.  Utilization of these losses may be severely or completely limited if the Company undergoes an ownership change pursuant to Internal Revenue Code Section 382.

The deferred tax asset is summarized as follows:

June 30,
2010
Deferred tax asset:
Net operating loss carryforwards	$71,000
Deferred tax asset	71,000
Less: Valuation allowance	(71,000)
Net deferred tax asset	$-

A reconciliation of income tax expense computed at the U.S. federal, state, and local statutory rates and the Company’s effective tax rate is as follows:

ATLAS CAPITAL HOLDINGS, INC.

(A DEVELOPMENTAL STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS

Note 3 –Income Taxes (continued)

	June 30,
	2010
Statutory federal income tax expense	(34	) %

State and local income tax (net of federal benefits)	(4)

Valuation allowance	38
	-%

The Company has taken a 100% valuation allowance against the deferred tax asset attributable to the NOL carryforward of $156,000 at March 31, 2010, due to the uncertainty of realizing the future tax benefits.

Note 4 – Stockholders’ equity

In September 2006, the Company issued 6,500,000 shares of its $0.0001 par value common stock as founder's shares.  In connection with the issuance of these 6,500,000 shares, the Company recorded compensation expense in the amount of $650. The shares were deemed to have been issued pursuant to an exemption provided by Section 4(2) of the Act, which exempts from registration "transactions by an issuer not involving any public offering."

In January 2007, the Company issued 3,400,000 shares of its $0.0001 par value common stock for consulting services.  In connection with the issuance of these 3,400,000 shares, the Company recorded compensation expense in the amount of $170,000. The shares were deemed to have been issued pursuant to an exemption provided by Section 4(2) of the Act, which exempts from registration "transactions by an issuer not involving any public offering."

In June 2007, the Company issued 134,000 shares of its $0.0001 par value common stock for $6,700 cash. The shares were deemed to have been issued pursuant to an exemption provided by Section 4(2) of the Act, which exempts from registration "transactions by an issuer not involving any public offering."

ATLAS CAPITAL HOLDINGS, INC.

(A DEVELOPMENTAL STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS

Note 4 – Stockholders’ equity (continued)

On January 26, 2010, the Board of Directors of the Company approved a Stock Purchase Agreement (the “Agreement”) between the Company and all of the shareholders of Atlas Capital Partners, LLC (the “Shareholders”).  Pursuant to the Agreement, the Company issued two shares of the Company’s common stock for every one share of Atlas Capital Partners held by the Shareholders.  No other consideration was paid for the shares held by the Shareholders. Subsequently, the Company merged Atlas Capital Partners with and into the Company and filed the appropriate merger documents with the required state authorities. The Company issued 7,400,000 shares of its $0.0001 par value common stock in connection the merger.

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