Form 10-K/A
period 2010-06-30
Atlas Capital Holdings, Inc.
filed 2010-10-21
CIK 1404526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KA
Amendment #1

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

EXPLANATORY NOTE

We are filing this Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended June 30, 2010 (the “Original Report”) in order to amend the title page of the filing, which erroneously stated that the company is a shell.

Other than the correction to non-shell status, this Amendment No. 1 does not affect any other items in our Original Report. We are also filing as exhibits to this Amendment No. 1 the certifications pursuant to section 302 and section 906 of the Sarbanes-Oxley Act of 2002, which are currently dated.

Except as otherwise expressly stated for the item amended in this Amendment No. 1, this Amendment No. 1 continues to speak as of the date of the Original Report and we have not updated the disclosure contained herein to reflect events that have occurred since the filing of the Original Report. Accordingly, this Amendment No. 1 should be read in conjunction with our Original Report and our other filings made with the SEC subsequent to the filing of the Original Report.

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

FINANCIAL STATEMENTS SCHEDULE

INDEX

SIGNATURES

Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on October 21, 2010.

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
October 21, 2010

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