Form 10-Q
period 2010-09-30
Atlas Capital Holdings, Inc.
filed 2010-11-22
CIK 1404526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For The Transition Period __________ To __________

ATLAS CAPITAL HOLDINGS, INC.

Nevada	333-144645	20-5549779
(State or Jurisdiction of	Commission File Number	(I.R.S. Employer
Incorporation or organization		Identification No.)
(Name of small business issuer in its charter)

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
Large accelerated filer ☐ Accelerated file ☐ Non-accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule a12b-2 of the Exchange Yes ☐ No ☒

Number of shares of Atlas Capital Holdings, Inc. common stock, $0.001 as of September 30, 2010: 17,434,000 exclusive of treasury shares.

TABLE OF CONTENTS

		Page
		Number

PART 1:	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Balance sheets at September 30, 2010 (unaudited) and June 30, 2010	3

	Statements of Operations for the three month periods ended September 30, 2010 and 2009 and September 13, 2006 (Inception) to September 30, 2010 (unaudited)	4

	Statement of Cash Flows for the three months ended September 30, 2010 and 2009 and September 13, 2010 (Inception) to September 30, 2010 (unaudited)	6

	Notes to the Financial Statements	7

Item 2.	Managements's Discussion and Analysis of Financial Condition and Results of Opeations	19

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22

Item 4.	Controls and Procedures	22

Part II:	OTHER INFORMATION

Item 1.	Legal Proceedings	22

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22

Item 3.	Defaults Upon Senior Securities	23

Item 4.	Submission of Matters to a Vote of Security Holders	23

Item 5.	Other Information	23

Item 6.	Exhibits and Reports on Form 8-K	23

SIGNATURES		24

PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ATLAS CAPITAL HOLDINGS, INC.
(A Development Stage Company)

BALANCE SHEETS

	September 30,	June 30,
	2010	2010
	(Unaudited)

ASSETS

Current assets:
Cash	$-	$-
Total current assets	-	-
Total Assets	-	-

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accrued liabilities	$-	$-
Customer deposits	-	-
Loan from shareholder	800	800
Total current liabilities	800	800

Stockholders' equity:
Common stock, $.0001 par value, authorized 100,000,000 shares; 17,434,000 issued and outstanding as of September 30, 2010 and June 30, 2010	1,743	1,743
Additional paid-in capital	183,525	183,525
Accumulated deficit during development stage	(186,068)	(186,068)
Total stockholders' equity	(800)	(800)
Total liabilities and stockholders' equity	$-	$-

The accompanying notes are an integral part of the financial statements.

ATLAS CAPTIAL HOLDINGS, INC.
(A Development Stage Company)

STATEMENTS OF OPERATIONS
(Unaudited)

			For the Period
	Three Months Ended		September 13, 2006
	September 30,		(Inception) to
	2010	2009	September 30, 2010

Revenue	$-	$3,000	$36,000

Expenses:

General and administrative	-	2,903	222,068

Total expenses	-	2,903	222,068

Net income (loss)	$-	$97	$(186,068)
Weighted average number of common shares outstanding, basic and fully diluted	17,434,000	10,034,000

Net loss per weighted share basic and fully diluted	$-	$-

The accompanying notes are an integral part of the financial statements.

ATLAS CAPITAL HOLDINGS, INC.
(A Development Stage Company)

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)

				Accumulated
			Additional	Deficit During	Total
	Common Stock		Paid-in	Developmental	Stockholders'
	Shares	Amount	Capital	Stage	Equity
Balance, June 30, 2008	10,034,000	$1,003	$176,347	$(178,516)	$(1,166)

Net loss for year ended June 30, 2009	-	-	-	(6,163)	$(6,163)

Balance, June 30, 2009	10,034,000	1,003	176,347	(184,679)	(7,329)

Shareholder contribution			5,604		5,604

Shareholder loan converted to paid-in capital			2,314		2,314

Shares issued in connection with merger with Atlas Capital Partners, LLC	7,400,000	740	(740)		-

Net loss for the year ended June 30, 2010	-	-	-	(1,389)	(1,389)

Balance, June 30, 2010	17,434,000	1,743	183,525	(186,068)	(800)

Net loss for quarter ended September 30, 2010				-	-

Balance, September 30, 2010	17,434,000	$1,743	$183,525	$(186,068)	$(800)

The accompanying notes are an integral part of the financial statements.

ATLAS CAPITAL HOLDINGS, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

			For the Period
			September 30, 2006
	Three Months Ended		(Inception) to
	September 30,		September 30,
	2010	2009	2010
Cash flows from operating activities:

Net loss	$-	$97	$(186,068)

Adjustments to reconcile net loss to net cash: used for operating activities:
Stock based compensation	-	-	170,650
Increase (decrease) in customer deposits	-	-	-
Increase(decrease) in accrued liabilities	-	-	-
Net cash used in operating activities	-	97	(15,418)

Cash flows from investing activities:

Net cash used in investing activities	-	-	-

Cash flows from financing activities:

Issuance of common stock		-	6,700
Proceeds from shareholder loan	-	-	800
Contribution to paid in capital	-	-	7,918
Net cash provided by financing activities	-	-	15,418

Net increase (decrease) in cash	-	97	-
Cash, beginning of period	-	485	-
Cash, end of period	$-	$582	$-

Supplemental disclosures of non-cash investing and financing activities:

Issuance of 7,400,000 shares of common stock on basis of two for one shares held by shareholders of Atlas Capital Partners, LLC ("Atlas") in connection with a merger of the Company and Atlas	$-		$740

Shareholder loan converted to paid-in capital	$-	$-	$2,314

Issuance of 3,400,000 shares of common stock for consulting services	$-	$-	$170,000

Issuance of 6,500,000 shares of common stock for compensation to founding shareholder	$-	$-	$650

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

Fair value of financial instruments

The fair values of the Company’s assets and liabilities that qualify as financial instruments under FASB ASC Topic 825, “Financial Instruments,” approximate their carrying amounts presented in the accompanying balance sheet at September 30, 2010.

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

ATLAS CAPITAL HOLDINGS, INC.
(A DEVELOPMENTAL STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS

Note 2 –Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business.  As noted above, the Company is in the development stage and, accordingly, has not yet generated significant revenues from operations.  As a development stage Company, it has generated revenues totaling $36,000 and incurred accumulated net losses of approximately $186,068 from September 13, 2006 (inception) through the period ended September 30, 2010.

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

Note 3 –Income Taxes

At September 30, 2010, the Company had approximately $186,000 of net operating losses (“NOL”) carry-forwards for federal and state income purposes.  These losses are available for future years and expire through 2030.  Utilization of these losses may be severely or completely limited if the Company undergoes an ownership change pursuant to Internal Revenue Code Section 382.

The deferred tax asset is summarized as follows:

September 30,
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

September 30,
2010
Statutory federal income tax expense	(34)%
State and local income tax (net of federal benefits)	(4)
Valuation allowance	38
-%

The Company has taken a 100% valuation allowance against the deferred tax asset attributable to the NOL carryforward of $186,000 at September 30, 2010, due to the uncertainty of realizing the future tax benefits.

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

ATLAS CAPITAL HOLDINGS, INC.
(A DEVELOPMENTAL STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS

Note 4 – Stockholders’ equity (continued)

On January 26, 2010, the Board of Directors of the Company approved a Stock Purchase Agreement (the “Agreement”) between the Company and all of the shareholders of Atlas Capital Partners, LLC (the “Shareholders”).  Pursuant to the Agreement, the Company issued two shares of the Company’s common stock for every one share of Atlas Capital Partners held by the Shareholders.  No other consideration was paid for the shares held by the Shareholders. Subsequently, the Company merged Atlas Capital Partners with and into the Company and filed the appropriate merger documents with the required state authorities. The Company issued 7,400,000 shares of its $0.001 par value common stock in connection the merger.

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

Item 2.	Management ‘s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

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

For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see “Factors That May Affect Our Plan of Operation” in this document and in our Annual Report on Form 10-K for the year ended June 30, 2010, available at the SEC’s website at www.sec.gov.

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

Results of Operations

For the three months ended September 30, 2010 and 2009, we generated revenues of $0 and $3,000, respectively, and incurred a net loss of $0 and $97, respectively.

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

ITEM 3. Quantitative And Qualitative Disclosures About Market Risk

As a smaller reporting company, as defined by Rule 229,10(f)(1), the Company is not required to provide Quantitative and Qualitative disclosures about market risk.

ITEM 4 . Controls and Procedures

Evaluation of Disclosure Controls and Procedures Over Financial Reporting

Based on evaluations on September 30, 2010, our principal executive and financial officer, has concluded that the disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act) are effective to ensure that information required to be disclosed by the company in reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that material information relating to the Company is accumulated and communicated to management, including our principal executive and financial officer, as appropriate to allow timely decisions regarding required disclosures.

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

There were no unregistered sales of equity securities for the period.

ITEM 3.  Defaults Upon Senior Securities

There were no defaults upon senior securities during the period covered by this report.

ITEM 4.  Submission of Matters To a Vote of Security Holders

There were no matters submitted to a vote of security holders during the period covered by this report.

ITEM 5.  Other Information

None

ITEM 6.  Exhibits

The following exhibits are included with this quarterly filing. Those marked with an asterisk and required to be filed hereunder

Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date

3.1(i)	Amended Articles of Incorporation filed as an Exhibit to the Company’s 10Q filed on May 24, 2010		SB-2		3.1(i)	07/17/07

3.1(ii)	Bylaws of Atlas Capital Holdings, Inc. filed as an Exhibit to the Company’s 10Q filed on May 24, 2010		SB-2		3.1(ii)	07/17/07
10.1	Merger Agreement filed as an Exhibit to the Company’s 10Q filed on May 24, 2010
31*	Certification of James Watson pursuant to Section 302 of the Sarbanes-Oxley Act	X
32*	Certification of James Watson pursuant to Section 906 of the Sarbanes-Oxley Act	X

SIGNATURES

Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 15, 2010.

ATLAS CAPITAL HOLDINGS, INC.
REGISTRANT

/s/ Christopher K. Davies
Christopher K. Davies
Chief Executive Officer and
Principal Accounting Officer