Form 10-Q/A
period 2010-09-30
Atlas Capital Holdings, Inc.
filed 2011-02-03
CIK 1404526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment #1

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule a12b-2 of the Exchange Yes ☒ No ☐

Number of shares of Atlas Capital Holdings, Inc. common stock, $0.001 as of September 30, 2010: 17,434,000 exclusive of treasury shares.

EXPLANATORY NOTE

We are filing this Amendment to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 (the “Original Report”) in order to amend the title page of the filing, which erroneously stated that the company is not a shell.

Other than the correction to shell status, this Amendment does not affect any other items in our Original Report. We are also filing as exhibits to this Amendment the certifications pursuant to section 302 and section 906 of the Sarbanes-Oxley Act of 2002, which are currently dated.

Except as otherwise expressly stated for the item amended in this Amendment, this Amendment continues to speak as of the date of the Original Report and we have not updated the disclosure contained herein to reflect events that have occurred since the filing of the Original Report. Accordingly, this Amendment should be read in conjunction with our Original Report and our other filings made with the SEC subsequent to the filing of the Original Report.

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

SIGNATURES

Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 3, 2011.

ATLAS CAPITAL HOLDINGS, INC.
REGISTRANT

/s/ Christopher K. Davies
Christopher K. Davies
Chief Executive Officer and
Principal Accounting Officer