Form 10-Q
period 2010-12-31
Atlas Capital Holdings, Inc.
filed 2011-02-16
CIK 1404526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

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

Number of shares of Atlas Capital Holdings, Inc. common stock, $0.001 as of December 31, 2010: 17,434,000 exclusive of treasury shares.

TABLE OF CONTENTS

		Page
		Number

PART 1:	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Balance sheets at December 31, 2010 (unaudited) and	3
	June 30, 2010

	Statements of Operations for the three and six month periods
	ended December 31, 2010 and 2009 and September 13, 2006
	(Inception) to December 31, 2010 (unaudited)	4

	Statement of Cash Flows for the six month periods ended
	December 31, 2010 and 2009 and September 13, 2010
	(Inception) to December 31, 2010 (unaudited)	6

	Notes to the Financial Statements	7

Item 2.	Managements's Discussion and Analysis of Financial Condition
	and Results of Opeations	19

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22

Item 4.	Controls and Procedures	22

Part II:	OTHER INFORMATION

Item 1.	Legal Proceedings	22

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22

Item 3.	Defaults Upon Senior Securities	23

Item 4.	Submission of Matters to a Vote of Security Holders	23

Item 5.	Other Information	23

Item 6.	Exhibits and Reports on Form 8-K	23

SIGNATURES		24

PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ATLAS CAPITAL HOLDINGS, INC.
(A Development Stage Company)

BALANCE SHEETS

	December 31,	June 30,
	2010	2010
	(Unaudited)

ASSETS

Current assets:
Cash	$-	$-
Total current assets	-	-
Total Assets	-	-

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accrued liabilities	$-	$-
Customer deposits	-	-
Loan from shareholder	1,800	800
Total current liabilities	1,800	800

Stockholders' equity:
Common stock, $.0001 par value, authorized 100,000,000 shares; 17,434,000 issued and outstanding as of September 30, 2010 and June 30, 2010	1,743	1,743
Additional paid-in capital	183,525	183,525
Accumulated deficit during development stage	(187,068)	(186,068)
Total stockholders' equity	(1,800)	(800)
Total liabilities and stockholders' equity	$-	$-

The accompanying footnotes are an integral part of these financial statements.

ATLAS CAPTIAL HOLDINGS, INC.
(A Development Stage Company)

STATEMENTS OF OPERATIONS
(Unaudited)

					For the Period
	Three Months Ended		Six Months Ended		September 13, 2006
	December 31,		December 31,		(Inception) to
	2010	2009	2010	2009	December 31, 2010

Revenue	$-	$1,000	$-	$4,000	$36,000

Expenses:

General and administrative	1,000	1,686	1,000	4,589	223,068

Total expenses	1,000	1,686	(1,000)	(589)	223,068

Net income (loss)	$(1,000)	$(686)	$(1,000)	$(589)	$(187,068)

Weighted average number of common shares outstanding, basic and fully diluted	17,434,000	10,034,000	17,434,000	10,034,000

Net loss per weighted share basic and fully diluted	$(0.00)	$-	$(0.00)	$(0.00)

The accompanying footnotes are an integral part of these financial statements.

ATLAS CAPITAL HOLDINGS, INC.
(A Development Stage Company)

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)

				Accumulated
			Additional	Deficit During	Total
	Common Stock		Paid-in	Developmental	Stockholders'
	Shares	Amount	Capital	Stage	Equity
Balance, June 30, 2008	10,034,000	$1,003	$176,347	$(178,516)	$(1,166)

Net loss for year ended June 30, 2009				(6,163)	$(6,163)
	-	-	-

Balance, June 30, 2009	10,034,000	1,003	176,347	(184,679)	(7,329)

Shareholder contribution			5,604		5,604

Shareholder loan converted to paid-in capital			2,314		2,314

Shares issued in connection with merger with Atlas Capital Partners, LLC	7,400,000	740	(740)		-

Net loss for the year ended June 30, 2010	-	-	-	(1,389)	(1,389)

Balance, June 30, 2010	17,434,000	1,743	183,525	(186,068)	(800)

Net loss for six months ended December 31, 2010				(1,000)	(1,000)

Balance, December 31, 2010	17,434,000	$1,743	$183,525	$(187,068)	$(1,800)

The accompanying footnotes are an integral part of these financial statements.

ATLAS CAPITAL HOLDINGS, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

			For the Period
			September 30, 2006
	Six Months Ended		(Inception) to
	December 31, 2010		December 31, 2010
	2010	2009	2010
Cash flows from operating activities:

Net loss	$(1,000)	$(589)	$(187,068)

Adjustments to reconcile net loss to net cash: used for operating activities:
Stock based compensation	-	-	170,650
Increase (decrease) in customer deposits	-	(1,000)	-
Increase(decrease) in accrued liabilities	1,000	(4,500)	1,000
			-
Net cash used in operating activities	-	(6,089)	(15,418)

Cash flows from investing activities:

Net cash used in investing activities	-	-	-

Cash flows from financing activities:

Issuance of common stock		-	6,700
Proceeds from shareholder loan	-	-	800
Contribution to paid in capital	-	5,604	7,918

Net cash provided by financing activities	-	5,604	15,418

Net increase (decrease) in cash	-	(485)	-
Cash, beginning of period	-	485	-

Cash, end of period	$-	$-	$-

Supplemental disclosures of non-cash investing and financing activities:

Issuance of 7,400,000 shares of common stock on basis of two for one shares held by shareholders of Atlas Capital Partners, LLC ("Atlas") in connection with a merger of the Company and Atlas	$-		$740

Shareholder loan converted to paid-in capital	$-	$2,314	$2,314

Issuance of 3,400,000 shares of common stock for consulting services	$-	$-	$170,000

Issuance of 6,500,000 shares of common stock for compensation to founding shareholder	$-	$-	$650

The accompanying footnotes are an integral part of these financial statements.

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

Fair value of financial instruments

The fair values of the Company’s assets and liabilities that qualify as financial instruments under FASB ASC Topic 825, “Financial Instruments,” approximate their carrying amounts presented in the accompanying balance sheet at December 31, 2010.

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

Certificate of Deposits

The fair values of the bank certificate of deposits are based on the face value of the certificate of deposits.

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

ATLAS CAPITAL HOLDINGS, INC.
(A DEVELOPMENTAL STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS

Note 2 –Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business.  As noted above, the Company is in the development stage and, accordingly, has not yet generated significant revenues from operations.  As a development stage Company, it has generated revenues totaling $36,000 and incurred accumulated net losses of approximately $187,068 from September 13, 2006 (inception) through the period ended December 31, 2010.

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

Note 3 –Income Taxes

At December 31, 2010, the Company had approximately $187,000 of net operating losses (“NOL”) carry-forwards for federal and state income purposes.  These losses are available for future years and expire through 2030.  Utilization of these losses may be severely or completely limited if the Company undergoes an ownership change pursuant to Internal Revenue Code Section 382.
The deferred tax asset is summarized as follows:

December 31,
2010
Deferred tax asset:
Net operating loss carryforwards	$71,000
Deferred tax asset	71,000
Less: Valuation allowance	(71,000)
Net deferred tax asset	$-

A reconciliation of income tax expense computed at the U.S. federal, state, and local statutory rates and the Company’s effective tax rate is as follows:

ATLAS CAPITAL HOLDINGS, INC.
(A DEVELOPMENTAL STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS

Note 3 –Income Taxes (continued)

June 30,
2010
Statutory federal income tax expense	(34)%
State and local income tax	(4)
(net of federal benefits)
Valuation allowance	38
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

During the three month period ended December 31, 2010, the Company’s current chief executive office and principal shareholder advanced the Company $1,000 for the payment of operating expenses.

Note 7 – Commitments and contingent liabilities

Legal matters - The Company is not and has not been a party to any litigation and there is no threat of any litigation against the Company.

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

Results of Operations

For the three month and six month periods ended December 31, 2010 and 2009, we generated revenues of $0 and $1,000 and $0 and $4,000, respectively, and incurred a net loss of $1,000 and $686 and $1,000 and $589, respectively.

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

ITEM 4 . Controls and Procedures

Evaluation of Disclosure Controls and Procedures Over Financial Reporting

Based on evaluations on December 31, 2010, our principal executive and financial officer, has concluded that the disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act) are effective to ensure that information required to be disclosed by the company in reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that material information relating to the Company is accumulated and communicated to management, including our principal executive and financial officer, as appropriate to allow timely decisions regarding required disclosures.

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

ITEM 5.  Other Information

None

ITEM 6.  Exhibits

The following exhibits are included with this quarterly filing. Those marked with an asterisk and required to be filed hereunder

Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date

3.1(i)	Amended Articles of Incorporation filed as an Exhibit to the Company’s 10Q filed on May 24, 2010		SB-2		3.1(i)	07/17/07

3.1(ii)	Bylaws of Atlas Capital Holdings, Inc. filed as an Exhibit to the Company’s 10Q filed on May 24, 2010		SB-2		3.1(ii)	07/17/07
10.1	Merger Agreement filed as an Exhibit to the Company’s 10Q filed on May 24, 2010
31*	Certification of Christopher K. Davies pursuant to Section 302 of the Sarbanes-Oxley Act	X
32*	Certification of Christopher K. Davies pursuant to Section 906 of the Sarbanes-Oxley Act	X

SIGNATURES

Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 14, 2011.

ATLAS CAPITAL HOLDINGS, INC.
REGISTRANT

/s/ Christopher K. Davies
Christopher K. Davies
Chief Executive Officer and
Principal Accounting Officer