Form 10-Q
period 2011-03-31
Atlas Capital Holdings, Inc.
filed 2011-05-16
CIK 1404526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Number of shares of Atlas Capital Holdings, Inc. common stock, $0.001 as of March 31, 2011: 27,974,000 exclusive of treasury shares.

TABLE OF CONTENTS

		Page
		Number

PART 1:	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Balance sheets at March 31, 2011 (unaudited) and June 30, 2010	3

	Statements of Operations for the three and nine month periods ended March 31, 2011 and 2010 and September 13, 2006 (Inception) to March 31, 2011 (unaudited)	4

	Statement of Changes in Stockholders' Equity from September 13, 2006 (Inception) to March 31, 2011	5

	Statement of Cash Flows for the month periods ended March 31, 2011 and 2010 and September 13, 2010 (Inception) to March 31, 2011 (unaudited)	6

	Notes to the Financial Statements	7

Item 2.	Managements's Discussion and Analysis of Financial Condition and Results of Opeations	18

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23

Item 4.	Controls and Procedures	23

Part II:	OTHER INFORMATION

Item 1.	Legal Proceedings	23

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24

Item 3.	Defaults Upon Senior Securities	25

Item 4.	Submission of Matters to a Vote of Security Holders	25

Item 5.	Other Information	25

Item 6.	Exhibits and Reports on Form 8-K	25

SIGNATURES

PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ATLAS CAPITAL HOLDINGS, INC.
(A Development Stage Company)

BALANCE SHEETS

	March 31,	June 30,
	2011	2010
	(Unaudited)

ASSETS

Current assets:
Cash	$313,250	$-

Total current assets	313,250	-

Total Assets	313,250	-

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

Deferred revenue	$100,000	$-
Loan from shareholder	1,800	800

Total current liabilities	101,800	800

Stockholders' equity:
Common stock, $.0001 par value, authorized 100,000,000
shares; 21,724,000 and 17,434,000 issued and outstanding as of
March 31, 2011 and September 30, 2010 and June 30, 2010, respectively	2,172	1,743

Additional paid-in capital	397,596	183,525

Accumulated deficit during development stage	(188,318)	(186,068)

Total stockholders' equity	211,450	(800)

Total liabilities and stockholders' equity	$313,250	$-

The accompanying footnotes are an integral part of these financial statements.

ATLAS CAPTIAL HOLDINGS, INC.
(A Development Stage Company)

STATEMENTS OF OPERATIONS
(Unaudited)

					For the Period
	Three Months Ended		Nine Months Ended		September 13, 2006
	March 31,		March 31,		(Inception) to
	2011	2010	2011	2010	March 31, 2011

Revenue	$-	$-	$-	$4,000	$36,000

Expenses:

General and administrative	1,250	800	2,250	5,389	224,318

Total expenses	1,250	800	(2,250)	(1,389)	224,318

Net income (loss)	$(1,250)	$(800)	$(2,250)	$(1,389)	$(188,318)

Weighted average number of common shares outstanding, basic and fully diluted	18,864,000	15,296,222	17,903,708	11,762,467

Net loss per weighted share basic and fully diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

The accompanying footnotes are an integral part of these financial statements.

ATLAS CAPITAL HOLDINGS, INC.
(A Development Stage Company)

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)

				Accumulated
			Additional	Deficit During	Total
	Common Stock		Paid-in	Developmental	Stockholders'
	Shares	Amount	Capital	Stage	Equity

Balance, June 30, 2008	10,034,000	$1,003	$176,347	$(178,516)	$(1,166)

Net loss for year ended June 30, 2009				(6,163)	$(6,163)
	-	-	-

Balance, June 30, 2009	10,034,000	1,003	176,347	(184,679)	(7,329)

Shareholder contribution			5,604		5,604
Shareholder loan converted to paid-in capital			2,314		2,314

Shares issued in connection with merger with Atlas Capital Partners, LLC	7,400,000	740	(740)		-

Net loss for the year ended June 30, 2010	-	-	-	(1,389)	(1,389)

Balance, June 30, 2010	17,434,000	1,743	183,525	(186,068)	(800)

Shares sold for cash	4,290,000	429	214,071		214,500

Net loss for nine months ended March 31, 2011				(2,250)	(2,250)

Balance, March 31, 2011	21,724,000	$2,172	$397,596	$(188,318)	$211,450

The accompanying footnotes are an integral part of these financial statements.

ATLAS CAPITAL HOLDINGS, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

			For the Period
			September 30, 2006
	Nine Months Ended		(Inception) to
	March 31,		March 31
	2011	2010	2011
Cash flows from operating activities:

Net loss	$(2,250)	$(1,389)	$(188,318)

Adjustments to reconcile net loss to net cash:
used for operating activities:
Stock based compensation	-	-	170,650
Increase (decrease) in customer deposits	-	(1,000)	-
Increase(decrease) in accrued liabilities	1,000	(4,500)	1,000
Increase (decrease) in deferred revenue	100,000		100,000
			-
Net cash used in operating activities	98,750	(6,889)	83,332

Cash flows from financing activities:

Issuance of common stock	214,500	-	221,200
Proceeds from shareholder loan	-	800	800
Contribution to paid in capital	-	5,604	7,918

Net cash provided by financing activities	214,500	6,404	229,918

Net increase (decrease) in cash	313,250	(485)	313,250
Cash, beginning of period	-	485	-

Cash, end of period	$313,250	$-	$313,250

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

The Company operated under the name of Micro Mammoth Solutions, Inc. from date of Inception through January 25, 2010.

On March 1, 2011 the Company entered into a Joint Venture Agreement  (“JVA”) with Clean Energy Pathways, Inc. (“CEP”). Under the JVA, the Company agreed to become the marketing and financing operation for CEP and CEP agreed to pay $100,000 to the Company as an engagement fee under the JVA.

As of March 1, 2011 the Company’s main business involves working closely with CEP to market and develop financial interest for solar project developments that are sponsored by CEP.  The Company serves as the marketing and interest building and investment arm for each project.

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

Fair value of financial instruments

The fair values of the Company’s assets and liabilities that qualify as financial instruments under FASB ASC Topic 825, “Financial Instruments,” approximate their carrying amounts presented in the accompanying balance sheet at March 31, 2011 and June 30, 2010.

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

Recently Adopted Accounting Pronouncements

In January 2010, the FASB issued Accounting Standards Update 2010-06, “Fair Value Measurements and Disclosures (Topic 820) - Improving Disclosures about Fair Value Measurements” (ASU 2010-06), to require new disclosures related to transfers into and out of Levels 1 and 2 of the fair value hierarchy and additional disclosure requirements related to Level 3 measurements.  The guidance also clarifies existing fair value measurement disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value.  The additional disclosure requirements are effective for the first reporting period beginning after December 15, 2009, except for the additional disclosure requirements related to Level 3 measurements, which are effective for fiscal years beginning after December 15, 2010.  The adoption of the additional requirements is not expected to have any financial impact on the Company’s consolidated financial statements.

ATLAS CAPITAL HOLDINGS, INC.
(A DEVELOPMENTAL STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS

Note 1 – Organization and summary of significant accounting principles (continued)

Recently Adopted Accounting Pronouncements (continued)

In April 2010, the FASB issued ASU No. 2010-13, “Compensation - Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades ,” which addresses the classification of a share-based payment award with an exercise price denominated in the currency of a market in which the underlying equity security trades. Topic 718 is amended to clarify that a share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades shall not be considered to contain a market, performance, or service condition. Therefore, such an award is not to be classified as a liability if it otherwise qualifies as equity classification. The amendments in this update should be applied by recording a cumulative-effect adjustment to the opening balance of retained earnings. The cumulative-effect adjustment should be calculated for all awards outstanding as of the beginning of the fiscal year in which the amendments are initially applied, as if the amendments had been applied consistently since the inception of the award. ASU No. 2010-13 is effective for interim and annual periods beginning on or after December 15, 2010 and is not expected to have a material impact on the Company’s consolidated financial position or results of operations. The Company adopted the pronouncement on January 1, 2011 resulting in no impact to the Company’s consolidated financial statements.

In December 2010, FASB issued ASC ASU 2010-28, “When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (Topic 350) — Intangibles — Goodwill and Other.” ASU 2010-28 amends the criteria for performing Step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts and requires performing Step 2, if qualitative factors indicate that it is more likely than not that goodwill impairment exists. The amendments to this update are effective for us in the first quarter of 2011. Any impairment to be recorded upon adoption will be recognized as an adjustment to our beginning retained earnings. The Company adopted the pronouncement on January 1, 2011 resulting in no impact to the Company’s consolidated financial statements.

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

ATLAS CAPITAL HOLDINGS, INC.
(A DEVELOPMENTAL STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS

Note 2 –Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business.  As noted above, the Company is in the development stage and, accordingly, has not yet generated significant revenues from operations.  As a development stage Company, it has generated revenues totaling $36,000 and incurred accumulated net losses of approximately $188,000 from September 13, 2006 (inception) through the period ended March 31, 2011.

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

Note 3 –Income Taxes

At March 31, 2011, the Company had approximately $188, 000 of net operating losses (“NOL”) carry-forwards for federal and state income purposes.  These losses are available for future years and expire through 2030.  Utilization of these losses may be severely or completely limited if the Company undergoes an ownership change pursuant to Internal Revenue Code Section 382.
The deferred tax asset is summarized as follows:

March 31,
2011
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
	-%

The Company has taken a 100% valuation allowance against the deferred tax asset attributable to the NOL carryforward of $188,000 at March 31, 2011 due to the uncertainty of realizing the future tax benefits.

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

Legal matters - The Company has no litigation.

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

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business.  As noted above, the Company is in the development stage and, accordingly, has not yet generated significant revenues from operations.  As a development stage Company, it has generated revenues totaling $36,000 and incurred accumulated net losses of approximately $188,068 from September 13, 2006 (inception) through the period ended March31, 2011.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and classification of liabilities that might be necessary should the Company be unable to continue existence.

Business Overview and Recent Developments

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

On January 26, 2010, the Board of Directors of the Company approved a Stock Purchase Agreement (the “Agreement”) between the Company and all of the shareholders of Atlas Capital Partners, LLC (the “Shareholders”).  Pursuant to the Agreement, the Company issued two shares of the Company’s common stock for every one share of Atlas Capital Partners held by the Shareholders.  No other consideration was paid for the shares held by the Shareholders. Subsequently, the Company purchased all of the issued and outstanding stock of Atlas Capital Partners with and into the Company and filed the appropriate merger documents with the required state authorities.

Following the acquisition of Atlas Capital Partners the shareholders approved an amendment to the Company’s Articles of Incorporation changing the Company’s name from Micro Mammoth Solutions, Inc. to Atlas Capital Holdings, Inc. This amendment was effective upon filing with the Nevada Secretary of State’s office on January 26, 2010.

On March 1, 2011 the Company entered into a Joint Venture Agreement  (“JVA”) with Clean Energy Pathways, Inc. (“CEP”). Under the JVA, the Company agreed to become the marketing and financing operation for CEP and CEP agreed to pay $100,000 to the Company as an engagement fee under the JVA.

As of March 1, 2011 the Company’s main business involves working closely with CEP to market and develop financial interest for solar project developments that are sponsored by CEP.  The Company serves as the marketing and interest building and investment arm for each project.

Plan of Operations for the next Twelve Months

Over the next twelve months we plan to assist CEP with the marketing and capitalizing their development projects. This will involve, and we have already begun, hiring additional marketing consultants and independent contractors to assist the Company to meet its obligations under the Joint Venture Agreement with CEP.  In addition, other milestones will consist of the following:

1)	developing a marketing plan for each oc CEP's projects;
2)	putting those materials in front of the appropriate parties to develop interest;
3)	maintaining contact with other service providers who will assist in identifying new projects;
4)	determining if a merger with CEP is in the best pat for the Company and its shareholders, or if a continued Joint Venture is best;
5)	acquire more clients and engagements from other companies sot that the Company is not dependent on one partner/client.

We have begun working on each of the above noted milestones and we believe we could complete each of these milestones by the end of the fourth quarter of this calendar year, 2011.

In order to meet each milestone the Company will use those revenues it expects to generate from each project as a base line budget to determine the number of professional consultants and independent contractors to hire for each project. Once the project is operational the Company will begin receiving revenues and hire the number of personnel required for the given project.  So the expenses for each of the milestones listed above are specific to each project and based on need.  As we develop a larger pipeline of projects more personnel will be brought on to those projects according to the budgets allocated in advance of each project. This will prevent the Company from generating losses as a result of paying for personnel before sufficient funding has been allocated.

CEP has provided an initial $100,000 as an engagement fee to allow the Company to begin operations in anticipation of the initial projects coming online. We believe this will be sufficient to complete each of our milestones.  The Company’s management believes this engagement fee will be sufficient to allow the Company to operate until a development project is brought online which we believe will occur by the end of the fourth quarter of this calendar year, 2011. The Company has identified three development projects for which CEP is working to obtain funding so that these projects may be developed.

Our specific operations involve working with CEP to provide marketing and financial advisory services for its solar or wind projects that CEP identifies and that require development financing and a co-developer or developer.  After a CEP professional identifies a project and that project of interest, the Company will assign a consultant to meet with the CEP professional who is responsible for that project. The Company’s consultant will work with the CEP professional to develop a strategy for executing an agreement the project sponsor or developer then the Company will consult with the developer of the project to determine the best approach for financing the project.  After a development or co-development agreement is executed that will enable the Company to begin preparing the materials that are necessary to seek financing for the project. Financing for these projects include state and local government sources and tax incentives, and institutional sources whose objective is to fund renewable energy projects. The Company assists with every aspect of the financing strategy and the development of those materials that are necessary to market the project to the various financing sources.  The Company is paid for its hourly consulting time on each project.  Consulting revenue is dependent on the number of hours billed for each project as well as the experience level of each consultant that provides service for each project.

A critical component of our operating plan impacting our continued existence is the ability to obtain additional capital through additional equity and/or debt financing. In the event we cannot obtain the necessary capital to pursue our strategic plan, we may have to cease or significantly curtail our operations. This would materially impact our ability to continue operations.

Results of Operations

For the three month periods ended March 31, 2011 and 2010, we reported no revenues; and for the nine month periods ended March 31, 2011, we reported revenues of $-0- and $4,000, respectively. For the three and nine month periods ended March 31, 2011, we incurred net losses of $1,250 and $800 and $2,250 and $1,389, respectively.

For complete financial information, please see the enclosed financial statements and the accompanying notes.

Liquidity and Capital Resources

Until our recent Joint Venture with Clean Energy Pathways the Company has had limited liquidity. The Company believes that under its current Joint Venture Agreement it will begin to realize liquidity and operating capital. Under the JVA, CEP will provide $100,000 as an engagement fee for the Company. This engagement fee will enable the Company to meet its current financial obligations and provide liquidity to the Company. If the Company is able to secure a development project along with CEP or on its own, then the Company will not need to raise any capital from financing activities in order to fund its operations for the next twelve months. The $100,000 that CEP will provide will be more than sufficient to fund current operations until a project can be brought online. Our need for capital is consistent with the work we perform on each project. As a project comes online we will require additional personnel to staff the marketing and interest procurement for that project. Capital is provided by the project as part of the projects budget and therefore covers our costs and expenses. Additional capital could be required in the event that Company is unable to secure a project within the next twelve months. In that event we could be required to seek additional funds from a third party or institutional investor. In such an event we cannot guaranty that we will be able procure such financing on terms that are favorable or acceptable to management.

In the short-term our liquidity needs have been met by CEP providing an engagement fee to the Company in return for our services related to the Joint Venture. This will more than provide for the current and short- term expenses of the Company.

In the long-term, within the next twelve months the Company believes it will generate additional revenue as CEP’s development projects are approved and come online by the end of the fourth quarter of this year, 2011. These projects are expected to provide revenue for the Company that is sufficient to fund its operations. In the event that twelve months has passed and we are unable to secure any development projects, then the Company will need to seek additional financing as it will not have any liquidity.

The Company will account for the $100,000 engagement fee provided by CEP as revenue generated by the Company. We will recognize revenue when services are rendered, based on actual service provided in relation to the total of services to be provided.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

ITEM 3. Quantitative And Qualitative Disclosures About Market Risk

 As a smaller reporting company, as defined by Rule 229,10(f)(1), the Company is not required to provide Quantitative and Qualitative disclosures about market risk.

ITEM 4 . Controls and Procedures

Evaluation of Disclosure Controls and Procedures Over Financial Reporting

Based on evaluations on March 31, 2011, our principal executive and financial officer, has concluded that the disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act) are effective to ensure that information required to be disclosed by the company in reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that material information relating to the Company is accumulated and communicated to management, including our principal executive and financial officer, as appropriate to allow timely decisions regarding required disclosures.

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

PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings

We are not involved in any legal proceedings and we are not aware of any pending or potential legal actions.

ITEM 1A. Risk Factors

Smaller reporting companies are not required to provide the information required by this item.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On March 2011 an investor group purchased an aggregate of 4,290,000 shares of common stock of the company as an investment for a total aggregate price of $214,500. There were no underwriters involved in the sale, and no underwriting discounts or commissions were paid. The shares were deemed to have been issued pursuant to an exemption provided by Section 4(2) of the Act, which exempts from registration "transactions by an issuer not involving any public offering."

ITEM 3.  Defaults Upon Senior Securities

There were no defaults upon senior securities during the period covered by this report.

ITEM 4.  RESERVED

ITEM 5.  Other Information

None

ITEM 6.  Exhibits

The following exhibits are included with this quarterly filing. Those marked with an asterisk and required to be filed hereunder

Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date

3.1(i)	Amended Articles of Incorporation filed as an Exhibit to the Company’s Form 10/A filed on May 24, 2010		10Q		3.1(i)	07/17/07

3.1(ii)	Bylaws of Atlas Capital Holdings, Inc. filed as an Exhibit to the Company’s 10Q filed on May 24, 2010		10Q		3.1(ii)	07/17/07
31*	Certification of Christopher K. Davies pursuant to Section 302 of the Sarbanes-Oxley Act	X
32*	Certification of Christopher K. Davies pursuant to Section 906 of the Sarbanes-Oxley Act	X

SIGNATURES

Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 12, 2011.

ATLAS CAPITAL HOLDINGS, INC. REGISTRANT

/s/ Christopher K. Davies
Christopher K. Davies
Chief Executive Officer and
Principal Accounting Officer