Form 10-K
period 2011-06-30
Atlas Capital Holdings, Inc.
filed 2011-10-12
CIK 1404526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED June 30, 2011

ATLAS CAPITAL HOLDING S, INC.
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
Yes   ☐     No ☒

The aggregate market value of the voting stock held by non-affiliates (based upon the per share price of $0.02 as last traded on October 7, 2011) was approximately $313,500.

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

General

Atlas Capital Holdings, Inc. (hereinafter Atlas or the Company) is a development stage company incorporated in the State of Nevada on September 13, 2006.

The Company is focused on the acquisition or development of companies that produce green products and services, clean energy solutions and related technology. The Company's vision is to increase its value through the ownership of a diverse group of companies that each have developed or provide products and services that are environmentally friendly.

The Company’s business strategy is focused on investing and/or acquiring companies with proprietary technologies that provide multiple commercial applications. The Company will seek to leverage synergies and cross-marketing opportunities across multiple acquisitions. To effectively implement this strategy, the Company will be hiring additional executives specializing in the green and clean energy market place.

Atlas was formerly known as Micro Mammoth Solutions, Inc. and operated as such until January 25, 2010.
On January 26, 2010, the Board of Directors of the Company approved a Stock Purchase Agreement (the “Agreement”) between the Company and all of the shareholders of Atlas Capital Partners, LLC (the “Shareholders”).  Pursuant to the Agreement, the Company issued two shares of the Company’s common stock for every one share of Atlas Capital Partners held by the Shareholders.  No other consideration was paid for the shares held by the Shareholders. Subsequently, the Company purchased all of the issued and outstanding stock of Atlas Capital Partners.

Following the acquisition of Atlas Capital Partners the shareholders approved an amendment to the Company’s Articles of Incorporation changing the Company’s name from Micro Mammoth Solutions, Inc. to Atlas Capital Holdings, Inc. Atlas Capital Partners was formed as a business management-consulting firm.

Our Joint Venture and Merger with Clean Energy Pathways

On March 1, 2011 the Company entered into a Joint Venture Agreement  (“JVA”) with Clean Energy Pathways, Inc. (“CEP”). The Company has agreed to become the marketing and financing operation for the JV, and CEP has agreed to provide the Company $100,000 as an engagement fee for its services. Following the JV, Atlas and CEP entered into an Agreement and Plan of Merger (“Merger Agreement”) on May 10, 2011. However the Company terminated the Merger Agreement with CEP on July 15, 2011. Subsequently, the Company terminated the JVA with CEP on October 7, 2011.

Business Plan

On September 15, 2011 our wholly-owned subsidiary, AlgaeTek Systems, Inc. signed a License and Commercialization agreement with Algae Farm, Inc.  The agreement gives AlgaeTek Systems the right to use Algae Farm's intellectual property surrounding algae production for the entire life of its patents and trademarks. In addition, AlgaeTek will have the exclusive use of the intellectual property in six states including Florida, Alabama, Mississippi, South Carolina, North Carolina and Georgia. Algae Farm will also assist with the development of the production facility and with the commercialization of the algae produced.

On October 6, 2011, Atlas acquired Textraw, Inc, a Georgia corporation that engineers and distributes an environmentally friendly synthetic ground cover manufactured from recycled materials.  Atlas acquired Textraw in exchange for $2,000,000 in warrants that have an exercise price of $0.25. Upon exercise the warrants may be converted into restricted common stock of Atlas. Textraw became Atlas’ second wholly-owned subsidiary.

We will continue to acquire or develop companies that produce or provide products and services that are considered environmentally friendly.  Management believes there is a growing market for these types of products and services. Which is evident by the continued interest in investing by the U.S. government and the private sector.

We are structured as a holding company and we believe we can increase the value of our company by acquiring more small companies in our market and providing them our business, marketing, financial and legal expertise that they require to grow and execute their business plans.

Atlas is looking to acquire more small companies that have moved beyond the development stage and have a product or a service to provide to the market. We have identified other opportunities to acquire small companies that produce environmentally friendly products such as cleaning supplies, outdoor landscaping and lawn care and solar and wind energy development.

We believe we will continue to develop and identify new and interesting acquisition opportunities that may provide value to the Company.

Use of Independent Contractors and Consultants

To secure sufficient personnel to execute our business plan, the Company has engaged several independent contractors and consultants.  Our goal is to keep over-head low and to allocate personnel and resources that will provide sufficient bandwidth but that will meet our current budget constraints as we continue to develop.

Our business began as a consulting practice and we intend to take some of the expertise in providing business and consulting services and leverage our experience to provide marketing, business, financial and legal services to the companies we acquire or develop.

Market Opportunity

For the past five years there has developed a growing market for clean energy and environmentally friendly products and services. We will work to acquire companies or the rights to technologies that will allow us to market, develop and implement environmentally friendly products and services. Our mission is to build shareholder value by leveraging our ability to work with clients to execute and finance clean energy development projects and environmentally friendly products and services to fill a need in those markets.

Sales & Marketing

With future funding, we plan to establish a formal sales and marketing team whose services will further be applied to assist our clients’ efforts.  To date, we have marketed, with our existing management team and consultants, to a small group of large-scale utility companies and electricity consumers through targeted sales and attendance at trade shows. We have rapidly broadened our marketing approach to cover other alternative customers by exploring creative uses for available efficiency technologies.

Government Regulation

We are not governed by formal government regulations, although the contracts we may potentially enter into with our municipal and quasi-public customers are governed by applicable regulations and laws governing public and quasi-public contracting. We ensure that all of our purchased products and services comply with applicable government regulations.

 Competition

Currently, there are significantly larger companies in our market. Those companies have greater financial resources and personnel that we have.  If we are unable to secure more financing we may be unable to effectively compete against larger companies in our market.

Employees

As of October 2011, we have two full-time employees, Christopher K. Davies, our President and CEO and Duncan Farmer our Secretary and Chief Legal Counsel. The Company has one part-time employee who serves as the Companies Chief-Operating Officer who is Peter Klaich.  None of the company’s employees were, nor are they now represented by a collective bargaining arrangement.

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

FACTORS THAT MAY AFFECT OUR PLAN OF OPERATION

We have been the subject of a going concern opinion by our independent auditor who has raised substantial doubt as to our ability to continue as a going concern

Our consolidated financial statements have been prepared assuming we will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business.  The Company is in the development stage and, accordingly, has not yet generated significant revenues from operations.  As a development stage Company, it has generated revenues totaling $36,000 and incurred accumulated net losses of approximately S194,410 from September 13, 2006 (inception) through the period ended June 30, 2011.  These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty. Assurances cannot be given that adequate financing can be obtained to meet our capital needs. If we are unable to generate profits and unable to continue to obtain financing to meet our working capital requirements, we may have to curtail our business sharply or cease operations altogether. Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis to retain our current financing, to obtain additional financing, and, ultimately, to attain profitability. Should any of these events not occur, we will be adversely affected and we may have to cease operations.

We are a new entrant into both the clean energy market and the environmentally friendly product and services markets and we have not had significant experience with clean energy projects

Since inception, activities have been limited to organizational efforts, obtaining working capital and acquiring and developing a business and development plan. As a result, future revenues may be limited. While our consultants have marketing and business management consulting experience, we have not used that experience in a meaningful way in the solar energy market or in the acquisition of companies that produce or provide environmentally friendly products and services. Our lack of experience could prove to be a major determining factor in whether we are able to secure additional revenue sufficient to operate our business. In the event that we are unable to do so we could be required to sharply curtail or cease operations.

We require additional capital to fund our continued operations, if such funding is not available or is available upon unattractive terms we could be required to cease operations

We will need to raise capital in order to execute our business plan.  Since inception, we have financed cash flow requirements through the issuance of common stock, warrants and cash from our officers and directors.   As we expand our operational activities, we may continue to experience negative cash flows from operations and we will be required to obtain additional financing to fund operations through equity offerings and borrowings to the extent necessary to provide working capital. Financing may not be available, and, if available, it may not be available on acceptable terms. Should we secure such financing, it could have a negative impact on our financial condition and our shareholders. The sale of debt would, among other things, adversely impact our balance sheet, increase our expenses and increase our cash flow requirements. The sale of equity could, among other things, result in dilution to our shareholders. If our cash flows from operations are significantly less than projected, then we would either need to cut back on our budgeted spending, look to outside sources for additional funding or a combination of the two. If we are unable to access sufficient funds when needed, obtain additional external funding or generate sufficient revenue from the sale of our products, we could be forced to curtail or possibly cease operations.

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

We are a development stage company organized in March 2006 and have limited operating history, which makes an evaluation of us extremely difficult.

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

You should consider our prospects in light of the risks and difficulties frequently encountered by early stage companies in the rapidly evolving consulting market. These risks include, but are not limited to, an unpredictable business environment.

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

If we do not begin to generate revenue from our operations we could become dependent upon external financing to fund our ongoing operations and implement our business plan.

It is imperative that we begin to generate consistent revenue from our operation in order to implement our business plan and to finance ongoing operations. New capital may not be available and adequate funds may not be sufficient for our operations, and may not be available when needed or on terms acceptable to our management. Our failure to generate revenue or to obtain adequate additional financing may require us to delay, curtail or scale back some or all of our operations and may hinder our ability to expand or continue our business.

We may be unable to manage growth, which may impact our potential profitability.

Successful implementation of our business strategy requires us to manage our growth. Growth could place an increasing strain on our management and financial resources. To manage growth effectively, we will need to:

•	Establish definitive business strategies, goals and objectives

•	Maintain a system of management controls

•	Attract and retain qualified personnel, as well as, develop, train and manage management-level and other employees

If we fail to manage our growth effectively, our business, financial condition or operating results could be materially harmed, and our stock price may decline.

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

We lack independent directors on our Board of Directors which could limit the type of guidance given to our Board and could have a negative impact on our stock price.

Shareholders should be aware of and familiar with the recent issues concerning corporate governance and lack of independent directors as a specific topic. Our sole Director is also our CEO and he is not independent because they are employed by the Company. Therefore, the guidance that the sole Directore may provide could be limited in scope.

Failure to attract, train, and retain personnel to manage our growth could adversely impact our future operating results.

Our strategy to grow our operations may place a greater strain on our managerial, financial and human resources than that experienced by our larger competitors, as they have a larger employee base and administrative support group. As we grow we will need to:

•
build and train sales and marketing staff to create an expanding presence in the evolving marketplace for our products and services, and to keep staff informed regarding the features, issues and key selling points of our products and services;

•	attract and retain qualified personnel in order to continue to develop reliable and saleable products and services that respond to evolving customer needs; and

•
focus personnel on expanding our internal management, financial and product controls significantly, so that we can maintain control over our operations and provide support to other functional areas within our business as the number of personnel and the size of our operations increases.

Competition for such personnel can be intense, and we cannot assure you that we will be able to attract or retain highly qualified marketing, product engineers, sales and managerial personnel in the future. Our inability to attract and retain the necessary personnel may adversely affect our future growth and profitability. It may be necessary for us to increase the level of compensation paid to existing or new employees to a degree that our operating expenses could be materially increased.

We have limited funds. Our ultimate success may depend upon our ability to raise additional capital. There can be no assurance that additional funds will be available when needed from any source or, if available, will be available on terms that are acceptable to us.

We may not be able to execute our current business plan and fund business operations long enough to achieve profitability. We may be required to pursue sources of additional capital through various means, including debt or equity financings. Future financings through equity investments are likely to be dilutive to existing stockholders. Also, the terms of securities we may issue in future capital transactions may be more favorable for our new investors. Newly issued securities may include preferences, superior voting rights, the issuance of warrants or other derivative securities, and the issuances of incentive awards under equity employee incentive plans, which may have additional dilutive effects. Further, we may incur substantial costs in pursuing future capital and/or financing, including investment banking fees, legal fees, accounting fees, printing and distribution expenses and other costs. We may also be required to recognize non-cash expenses in connection with certain securities we may issue, such as convertible notes and warrants, which will adversely impact our financial condition and results of operations.

Our ability to obtain needed financing may be impaired by such factors as the condition of the economy and capital markets, both generally and specifically in our industry, and the fact that we are not profitable, which could impact the availability or cost of future financings. If the amount of capital we are able to raise from financing activities, together with our revenues from operations, is not sufficient to satisfy our capital needs, even to the extent that we reduce our operations accordingly, we may be required to cease operations.

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

(b) Holders of Common Stock

As of September 30, 2011 we had 53 stockholders of record of the 41,895,883 shares outstanding.

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

Recent Sales of Unregistered Securities

The company issued 7,400,000 shares of common stock to the shareholders of Atlas Capital Partners, LLC as a result of the Stock Purchase Agreement between the two parties, as approved by shareholder vote on January 26, 2010. The Company received all of the outstanding units of Atlas Capital Partners, LLC. The 7,400,000 shares of the Company’s common stock was issued to each of the five shareholders who originally held ownership interest in Atlas Capital Partners.  Two shares of common stock of the Company were issued for every one share of Atlas Capital Partners held by each of the five shareholders of Atlas Capital Partners. None of the shares were issued in a public offering and no solicitation was performed before or during the issuance of those shares. Mr. Davies received four million shares of the Company’s common stock pursuant to the Stock Purchase Agreement. We relied upon Section 4(2) of the Securities Act in issuing the securities disclosed above. Our reliance was based upon the following factors: (a) the issuance of the securities was an isolated private transaction by us which did not involve a public offering; (b) there were only a limited number of offerees; (c) there were no subsequent or contemporaneous public offerings of the securities by us; (d) the securities were not broken down into smaller denominations; and (e) the negotiations for the sale of the stock took place directly between the offeree and us. In addition each of the  shareholders was either an "accredited investors" or was represented by counsel that at the time had sufficient knowledge and experience in financial and business matters to make them capable of evaluating the merits and risks of the prospective investment.

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

Plan of Operations for the next Twelve Months

Over the next twelve months we plan to execute our strategy to acquire or develop more companies that produce or provide products and services that are considered environmentally friendly.  Management believes there is a growing market for these types of products and services. Which is evident by the continued interest in investing by the U.S. government and the private sector.

We are structured as a holding company and we currently own two wholly-owned subsidiaries, AlgaeTek Systems and Textraw. AlgaeTek has entered int a License and Commercialization Agreement with Algar Farm, Inc underwhich it has obtained the exclusive right to use of Algae Farm’s intellectual property in six states including Florida, Alabama, Mississippi, South Carolina, North Carolina and Georgia. Algae Farm will also assist with the development of the production facility and with the commercialization of the algae produced.

Our second wholly-owned subsidiary is Textraw, Inc., and that subsidiary engineers and distributes an environmentally friendly synthetic ground cover manufactured from recycled materials

Our goal is to increase the value of our company by providing our two current subsidiaries our business, marketing, financial and legal expertise that they require to grow and execute their business plans.

Atlas is looking to acquire small companies that have moved beyond the development stage and actually have a product or a service to provide to the market. We have identified several opportunities to acquire small companies that produce environmentally friendly products such as cleaning supplies, outdoor landscaping and lawn care and solar and wind energy development.

Results of Operations for the Fiscal Year Ended June 30 2011 and 2010

For the year ended June 30, 2011 we had a net loss of $8342 as compared to a net loss of $6,163 for the year ended June 30, 2010.

During the year ended June 30, 2011 revenues were generated from minor consulting arrangements that were ongoing and as a result of the predecessor company, Micro Mammoth Solutions, Inc.  These revenues were minimal.

For complete financial information, please see the enclosed financial statements and the accompanying notes.

Liquidity and Capital Resources

We have experienced net losses of $ 8,342 and $6,163 for the years ended June 30, 2011 and 2010, respectively. Cash flows from operations are not currently sufficient to fund operations in combination with these corporate expenses. We will need to raise capital in order to execute our business plan.

Since inception, we have financed cash flow requirements through the issuance of common stock, warrants and cash from our officers and directors.   As we expand our operational activities, we may continue to experience negative cash flows from operations and we will be required to obtain additional financing to fund operations through equity offerings and borrowings to the extent necessary to provide working capital. Financing may not be available, and, if available, it may not be available on acceptable terms. Should we secure such financing, it could have a negative impact on our financial condition and our shareholders. The sale of debt would, among other things, adversely impact our balance sheet, increase our expenses and increase our cash flow requirements. The sale of equity could, among other things, result in dilution to our shareholders. If our cash flows from operations are significantly less than projected, then we would either need to cut back on our budgeted spending, look to outside sources for additional funding or a combination of the two. If we are unable to access sufficient funds when needed, obtain additional external funding or generate sufficient revenue from the sale of our products, we could be forced to curtail or possibly cease operations.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires our executive officers and directors, and persons who beneficially own more than ten percent of our common stock, to file initial reports of ownership and reports of changes in ownership with the SEC. Executive officers, directors and greater than ten percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based upon a review of the copies of such forms furnished to us and written representations from our executive officers and directors, we believe that during the year ended 2011, Christopher K. Davies was current in his filings.

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

The percentage of beneficial ownership for the following table is based on 41,895,883 shares of common stock outstanding as of September 30, 2011.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and does not necessarily indicate beneficial ownership for any other purpose. Under these rules, beneficial ownership includes those shares of common stock over which the stockholder has sole or shared voting or investment power. It also includes (unless footnoted) shares of common stock that the stockholder has a right to acquire within 60 days after June 30, 2011 through the exercise of any option, warrant or other right. The percentage ownership of the outstanding common stock, however, is based on the assumption, expressly required by the rules of the Securities and Exchange Commission, that only the person or entity whose ownership is being reported has converted options or warrants into shares of our common stock.

SECURITY OWNERSHIP OF MANAGEMENT
Title of class	(1) Name and address of beneficial owner	(2) Amount and nature of beneficial ownership	(4) Percent of class
Common	Christopher K. Davies	15,075,000	36%
Common	Duncan Farmer	600,000	1.4%
Common	Tangiers Investors, LP 402 West Broadway, Suite 400 San Diego, California 92101	2,000,000	4.8%

SECURITY OWNERSHIP OF OFFICERS AND DIRECTORS AS A GROUP

Title of Class	Officers and Directors (3)	Amount of Beneficial Ownership	Percent of Class
Common	Christopher Davies	15,075,000	36%
Common	Duncan Farmer	600,000	1.4%

(1)	Unless otherwise indicated the address of the Company’s officers and directors is that of the Company.
(2)
As used in this table, “beneficial ownership” means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security). The address of each person is care of Atlas.

ITEM 13.	CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Christopher K. Davies

Office services are provided without charge by our Chairman, CEO, and President. Such costs are immaterial to the financial statements and, accordingly, have not been reflected therein.

Revenue

We have no current source of revenue.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The total fees charged to the company for audit services were $5,900 for the year ended June 30, 2011.  For the year ended June 30, 2010, the total fees charged for audit services were $3,500.

Audit Related Fees

The total fees charged to the company for audit related fees were $0 for the year ended June 30, 2011.  For the year ended June 30, 2010, the total fees charged for audit related fees were $0.

Tax Fees

The total fees charged to the company for tax fees were $800 for the year ended June 30, 2011.  For the year ended June 30, 2010, the total fees charged for tax fees were $500.

All other Fees

The total fees charged to the company for all other fees were $0 for the year ended June 30, 2011.  For the year ended June 30, 2010, the total fees charged for all other fees were $6,115.

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

SIGNATURES

Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on October 10, 2011.

ATLAS CAPITAL HOLDINGS , INC.
REGISTRANT

By:	/s/Christopher K. Davies
Christopher K. Davies
Chief Executive Officer and
Principal Accounting Officer

FINANCIAL STATEMENTS SCHEDULE

Patrick Rodgers, CPA, PA
309 E. Citrus Street
Altamonte Springs, FL 32701

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Atlas Capital Holdings, Inc.
2234 N. Federal Highway, Suite 330
Boca Raton, Florida 33431

I have audited the accompanying balance sheets of Atlas Capital Holdings, Inc. as of June 30, 2011 and 2010 and the related statements of operations, retained earnings, shareholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Atlas Capital Holdings, Inc. as of June 30, 2011 and 2010, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Patrick Rodgers, CPA, PA
Patrick Rodgers, CPA, PA
Altamonte Springs, Florida
October 12, 2011

ATLAS CAPITAL HOLDINGS, INC.
(A Development Stage Company)

BALANCE SHEETS

	June 30,	June 30,
	2011	2010

ASSETS
Current assets:
Cash	$250	$-
Cash - restricted	313,250	-
Total current assets	313,500	-
Total Assets	313,500	-

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Deferred revenue	$100,000	$-
Loan from shareholder	1,800	800
Total current liabilities	101,800	800

Stockholders' equity:
Common stock, $.0001 par value, authorized 100,000,000 shares; 21,724,000 and 17,434,000 issued and outstanding as of June 30, 2011 and June 30, 2010, respectively	2,172	1,743
Additional paid-in capital	403,938	183,525
Accumulated deficit during development stage	(194,410)	(186,068)
Total stockholders' equity	211,700	(800)
Total liabilities and stockholders' equity	$313,500	$-

The accompanying notes are an integal part of these financial statements.

ATLAS CAPTIAL HOLDINGS, INC.
(A Development Stage Company)

STATEMENTS OF OPERATIONS

			For the Period
	For the Year Ended		September 13, 2006
	June 30,		(Inception) to
	2011	2010	June 30, 2011

Revenue	$-	$4,000	$36,000

Expenses:

General and administrative	8,342	5,389	230,410

Total expenses	(8,342)	(1,389)	230,410

Net income (loss)	$(8,342)	$(1,389)	$(194,410)

Weighted average number of common shares outstanding, basic and fully diluted	20,301,901	13,176,466

Net loss per weighted share basic and fully diluted	$(0.00)	$(0.00)

The accompanying notes are an integral part of the financial statements.

ATLAS CAPITAL HOLDINGS, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

			For the Period
			September 30, 2006
	Year Ended		(Inception) to
	June 30,		June 30,
	2011	2010	2011
Cash flows from operating activities:

Net loss	$(8,342)	$(1,389)	$(194,410)

Adjustments to reconcile net loss to net cash: used for operating activities:
Stock based compensation	-	-	170,650
Increase (decrease) in customer deposits	-	(1,000)	-
Increase(decrease) in accrued liabilities	1,000	(4,500)	1,000
Increase (decrease) in deferred revenue	100,000	-	100,000
			-
Net cash used in operating activities	92,658	(6,889)	77,240

Cash flows from investing activities:

(Increase) decrease in restricted cash	(313,250)	-	(313,250)
Net cash used in investing activities	(313,250)	-	(313,250)

Cash flows from financing activities:

Issuance of common stock	214,500	-	221,200
Proceeds from shareholder loan	-	800	800
Contribution to paid in capital	6,342	5,604	14,260

Net cash provided by financing activities	220,842	6,404	236,260

Net increase (decrease) in cash	250	(485)	250
Cash, beginning of period	-	485	-

Cash, end of period	$250	$-	$250

Supplemental disclosures of non-cash investing and financing activities:

Issuance of 7,400,000 shares of common stock on basis of two for one shares held by shareholders of Atlas Capital Partners, LLC ("Atlas") in connection with a merger of the Company and Atlas	$-	740	$740

Shareholder loan converted to paid-in capital	$-	$2,314	$2,314

Issuance of 3,400,000 shares of common stock for consulting services	$-	$-	$170,000

Issuance of 6,500,000 shares of common stock for compensation to founding shareholder	$-	$-	$650

The accompanying notes are an integral part of the financial statements.

ATLAS CAPITAL HOLDINGS, INC.
(A Development Stage Company)

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)

				Accumulated
			Additional	Deficit During	Total
	Common Stock		Paid-in	Developmental	Stockholders'
	Shares	Amount	Capital	Stage	Equity

Balance, June 30, 2008	10,034,000	$1,003	$176,347	$(178,516)	$(1,166)

Net loss for year ended June 30, 2009	-	-	-	(6,163)	$(6,163)

Balance, June 30, 2009	10,034,000	1,003	176,347	(184,679)	(7,329)

Shareholder contribution			5,604		5,604

Shareholder loan converted to paid-in capital			2,314		2,314

Shares issued in connection with merger with Atlas Capital Partners, LLC	7,400,000	740	(740)		-

Net loss for the year ended June 30, 2010	-	-	-	(1,389)	(1,389)

Balance, June 30, 2010	17,434,000	1,743	183,525	(186,068)	(800)

Shares sold for cash	4,290,000	429	214,071		214,500

Shareholder contribution			6,342		6,342

Net loss for the year ended June 30, 2011				(8,342)	(8,342)

Balance, June 30, 2011	21,724,000	$2,172	$403,938	$(194,410)	$211,700

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

The Company operated under the name of Micro Mammoth Solutions, Inc. from date of Inception through January 25, 2010.

On March 1, 2011 the Company entered into a Joint Venture Agreement (“JVA”) with Clean Energy Pathways, Inc. (“CEP”). Under the JVA, the Company agreed to become the marketing and financing operation for CEP and CEP agreed to pay $100,000 to the Company as an engagement fee under the JVA. On May 10, 2011, the Company entered into an Agreement and Plan of Merger (“Merger Agreement”) with CEP. The Company terminated the Merger Agreement with CEP on July 15, 2011 and the JVA on October 7, 2011.

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

Note 2 –Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business.  As noted above, the Company is in the development stage and, accordingly, has not yet generated significant revenues from operations.  As a development stage Company, it has generated revenues totaling $36,000 and incurred accumulated net losses of approximately $194,410 from September 13, 2006 (inception) through the period ended June 30, 2011.

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

Note 3 –Income Taxes

At June 30, 2011, the Company had approximately $194,000 of net operating losses (“NOL”) carry-forwards for federal and state income purposes.  These losses are available for future years and expire through 2030.  Utilization of these losses may be severely or completely limited if the Company undergoes an ownership change pursuant to Internal Revenue Code Section 382.

The deferred tax asset is summarized as follows:

June 30,
2011

Deferred tax asset:
Net operating loss carryforwards	$73,000
Deferred tax asset	73,000
Less: Valuation allowance	(73,000)
Net deferred tax asset	$-

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
-%

The Company has taken a 100% valuation allowance against the deferred tax asset attributable to the NOL carryforward of $194,000 at June 30, 2011, due to the uncertainty of realizing the future tax benefits.

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

On March 2011, an investor group purchased an aggregate of 4,290,000 shares of common stock of the company as an investment for a total aggregate price of $214,500. There were no underwriters involved in the sale, and no underwriting discounts or commissions were paid. The shares were deemed to have been issued pursuant to an exemption provided by Section 4(2) of the Act, which exempts from registration "transactions by an issuer not involving any public offering."

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

ATLAS CAPITAL HOLDINGS, INC.

(A DEVELOPMENTAL STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS

Note 8 – Subsequent Events

On September 14, 2011, the Company formed AlgaeTek Systems, Inc.  The entity was incorporated in the State of Florida and is a wholly-owned subsidiary of Atlas Capital Holdings, Inc.  AlgaeTek Systems, Inc. was formed for the purpose of producing and selling algae and algae by-products.

On September 15, 2011 our wholly-owned subsidiary, AlgaeTek Systems, Inc. signed a License and Commercialization agreement with Algae Farm, Inc.  The agreement gives AlgaeTek Systems the right to use Algae Farm's intellectual property surrounding algae production for the entire life of its patents and trademarks. In addition, AlgaeTek will have the exclusive use of the intellectual property in six states including Florida, Alabama, Mississippi, South Carolina, North Carolina and Georgia. Algae Farm will also assist with the development of the production facility and with the commercialization of the algae produced.

On October 6, 2011, Atlas acquired Textraw, Inc., a Georgia corporation that engineers and distributes an environmentally friendly synthetic ground cover manufactured from recycled materials.  Atlas acquired Textraw in exchange for $2,000,000 in warrants that have an exercise price of $0.25. Upon exercise the warrants may be converted into restricted common stock of Atlas Capital Holdings, Inc. Textraw became Atlas’ second wholly-owned subsidiary.

Management has evaluated subsequent events through October 12, 2011, the date of which the financial statements were available to be issued.