Form 10-Q
period 2011-09-30
Atlas Capital Holdings, Inc.
filed 2011-11-23
CIK 1404526

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For The Transition Period __________ To __________

ATLAS CAPITAL HOLDINGS, INC.

Nevada	333-144645	20-5549779
(State or Jurisdiction of	Commission File Number	(I.R.S. Employer
Incorporation or organization)		Identification No.)

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

Number of shares of Atlas Capital Holdings, Inc. common stock, $0.001 as of September 30, 2011: 41,895,883 exclusive of treasury shares.

TABLE OF CONTENTS

		Page
		Number

PART 1:	FINANCIAL INFORMATION

Item 1.	Financial Statements	3

	Balance sheets at September 30, 2011 (unaudited) and September 30, 2010	3

	Statements of Operations for the three and nine month periods ended September 30, 2011 and 2010 and September 13, 2006 (Inception) to September 30, 2011 (unaudited)	4

	Statement of Changes in Stockholders' Equity from September 13, 2006 (Inception) to September 30, 2011	5

	Statement of Cash Flows for the month periods ended September 30, 2011 and 2010 and September 13, 2010 (Inception) to September 30, 2011 (unaudited)	6

	Notes to the Financial Statements	7

Item 2.	Managements's Discussion and Analysis of Financial Condition and Results of Opeations	19

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22

Item 4.	Controls and Procedures	22

Part II:	OTHER INFORMATION

Item 1.	Legal Proceedings	22

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23

Item 3.	Defaults Upon Senior Securities	24

Item 4.	Submission of Matters to a Vote of Security Holders	24

Item 5.	Other Information	24

Item 6.	Exhibits and Reports on Form 8-K	24

SIGNATURES		25

PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ATLAS CAPITAL HOLDINGS, INC.

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

	September 30,	June 30,
	2011	2010
	(Unaudited)

ASSETS

Current assets:
Cash	$250	$250
Cash - restricted	313,250	313,250

Total current assets	313,500	313,500

Total Assets	313,500	313,500

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

Deferred revenue	$100,000	$100,000
Accrued expenses	3,500
Loan from shareholder	1,800	1,800

Total current liabilities	105,300	101,800

Stockholders' equity:
Common stock, $.0001 par value, authorized 100,000,000 shares; 21,724,000 and 17,434,000 issued and outstanding as of June 30, 2011 and June 30, 2010, respectively	2,172	2,172

Additional paid-in capital	403,938	(194,410)

Accumulated deficit during development stage	(197,910)	-

Total stockholders' equity	208,200	(192,238)

Total liabilities and stockholders' equity	$313,500	$(90,438)

The accompanying notes are an integal part of these financial statements.

ATLAS CAPTIAL HOLDINGS, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

			For the Period
	For the Three Months Ended		September 13, 2006
	September 30,		(Inception) to
	2011	2010	September 30, 2011
	(Unaudited)	(Unaudited)

Revenue	$-	$-	$36,000

Expenses:

General and administrative	3,500	-	233,910

Total expenses	(3,500)	-	233,910

Net income (loss)	$(3,500)	$-	$(197,910)

Weighted average number of common shares outstanding, basic and fully diluted	21,724,000	17,434,000

Net loss per weighted share basic and fully diluted	$(0.00)	$-

The accompanying notes are an integral part of the financial statements.

ATLAS CAPITAL HOLDINGS, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

			For the Period
			September 30, 2006
	Three Month Ended		(Inception) to
	September 30,		September 30,
	2011	2010	2011
	(Unaudited)	(Unaudited)
Cash flows from operating activities:

Net loss	$(3,500)	$-	$-197,910

Adjustments to reconcile net loss to net cash: used for operating activities:
Stock based compensation	-	-	170,650
Increase (decrease) in customer deposits	-	-	-
Increase(decrease) in accrued liabilities	3,500	-	4,500
Increase (decrease) in deferred revenue	-	-	100,000
			-
Net cash used in operating activities	-	-	77,240

Cash flows from investing activities:

(Increase) decrease in restricted cash	-	-	-313,250
Net cash used in investing activities	-	-	-313,250

Cash flows from financing activities:

Issuance of common stock	-	-	221,200
Proceeds from shareholder loan	-	-	800
Contribution to paid in capital	-	-	14,260

Net cash provided by financing activities	-	-	236,260

Net increase (decrease) in cash	-	-	250
Cash, beginning of period	250	-	-

Cash, end of period	$250	$-	$250

Supplemental disclosures of non-cash investing and financing activities:

Issuance of 7,400,000 shares of common stock on basis of two for one shares held by shareholders of Atlas Capital Partners, LLC ("Atlas") in connection with a merger of the Company and Atlas	$-	$-	$740

Shareholder loan converted to paid-in capital	$-	$-	$2,314

Issuance of 3,400,000 shares of common stock for consulting services	$-	$-	$170,000

Issuance of 6,500,000 shares of common stock for compensation to founding shareholder	$-	$-	$650

The accompanying notes are an integral part of the financial statements.

ATLAS CAPITAL HOLDINGS, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)

				Accumulated
			Additional	Deficit During	Total
	Common Stock		Paid-in	Developmental	Stockholders'
	Shares	Amount	Capital	Stage	Equity

Balance, June 30, 2008	10,034,000	$1,003	$176,347	$(178,516)	$(1,166)

Net loss for year ended June 30, 2009	-	-	-	(6,163)	$(6,163)

Balance, June 30, 2009	10,034,000	1,003	176,347	(184,679)	(7,329)

Shareholder contribution			5,604		5,604

Shareholder loan converted to paid-in capital			2,314		2,314

Shares issued in connection with merger with Atlas Capital Partners, LLC	7,400,000	740	(740)		-

Net loss for the year ended June 30, 2010	-	-	-	(1,389)	(1,389)

Balance, June 30, 2010	17,434,000	1,743	183,525	(186,068)	(800)

Shares sold for cash	4,290,000	429	214,071		214,500

Shareholder contribution			6,342		6,342

Net loss for the year ended June 30, 2011				(8,342)	(8,342)

Balance, June 30, 2011	21,724,000	$2,172	$403,938	$(194,410)	$211,700

Net loss				(3,500)	(3,500)

Balance, September 30, 2011	21,724,000	$2,172	$403,938	$(197,910)	$208,200

The accompanying notes are an integral part of the financial statements.

ATLAS CAPITAL HOLDINGS, INC.

(A DEVELOPMENTAL STAGE COMPANY)

 NOTES TO CONSOLITATED FINANCIAL STATEMENTS

Note 1 – Organization and summary of significant accounting principles

Basis of Presentation

We are providing herein the interim statements of financial condition of Atlas Capital Holdings, Inc. and its subsidiary AlgaeTek Systems, Inc.  (collectively the “Company”) as of September 30, 2011, and the related interim statements of operations and cash flows for the three months ended September 30, 2011 and 2010, and the interim statements of changes in stockholders equity for the three months ended September 30, 2011 and 2010.  The interim financial statements presented herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally included in the financial statements prepared in accordance with account principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations.  The interim financial statements should be read in conjunction with the Company’s financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the year ended June 30, 2011 and filed with the SEC on October 12, 2012.

The information furnished in this report reflects all adjustments consisting of only normal recurring adjustments, which are in the opinion of management necessary for a fair presentation of results for the interim periods.  The results of operations for the three months ended September 30, 2011 are not necessarily indicative of results that may be expected for the fiscal year ending June 30, 2012.

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

ATLAS CAPITAL HOLDINGS, INC.

(A DEVELOPMENTAL STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Organization and summary of significant accounting principles (continued)

Organization

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

ATLAS CAPITAL HOLDINGS, INC.

(A DEVELOPMENTAL STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Fair value of financial instruments

The fair values of the Company’s assets and liabilities that qualify as financial instruments under FASB ASC Topic 825, “Financial Instruments,” approximate their carrying amounts presented in the accompanying balance sheet at September 30, 2011.

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

ATLAS CAPITAL HOLDINGS, INC.

(A DEVELOPMENTAL STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

ATLAS CAPITAL HOLDINGS, INC.

(A DEVELOPMENTAL STAGE COMPANY)

NOTES TO CONSOLIDAGTED FINANCIAL STATEMENTS

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

ATLAS CAPITAL HOLDINGS, INC.

(A DEVELOPMENTAL STAGE COMPANY)

NOTES TO CONSOLIDAGTED FINANCIAL STATEMENTS

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

ATLAS CAPITAL HOLDINGS, INC.

(A DEVELOPMENTAL STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Certificate of Deposits

The fair values of the bank certificate of deposits are based on the face value of the certificate of deposits

Recently Adopted Accounting Pronouncements

On June 16, 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income (Topic 220),” which requires companies to report total net income, each component of comprehensive income, and total comprehensive income on the face of the income statement, or as two consecutive statements. The components of comprehensive income will not be changed, nor does the ASU affect how earnings per share is calculated or reported. These amendments will be reported retrospectively upon adoption. The adoption of the ASU will be required for the Company’s March 31, 2012 Form 10-Q filing, and is not expected to have a material impact on the Company.

In April 2010, the FASB issued ASU No. 2010-13, “Compensation - Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades ,” which addresses the classification of a share-based payment award with an exercise price denominated in the currency of a market in which the underlying equity security trades. Topic 718 is amended to clarify that a share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades shall not be considered to contain a market, performance, or service condition. Therefore, such an award is not to be classified as a liability if it otherwise qualifies as equity classification. The amendments in this update should be applied by recording a cumulative-effect adjustment to the opening balance of retained earnings. The cumulative-effect adjustment should be calculated for all awards outstanding as of the beginning of the fiscal year in which the amendments are initially applied, as if the amendments had been applied consistently since the inception of the award. ASU No. 2010-13 is effective for interim and annual periods beginning on or after December 15, 2010 and is not expected to have a material impact on the Company’s consolidated financial position or results of operations. The Company adopted the pronouncement on January 1, 2011 resulting in no impact to the Company’s consolidated financial statements

ATLAS CAPITAL HOLDINGS, INC.

(A DEVELOPMENTAL STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Organization and summary of significant accounting principles (continued)

Recently Adopted Accounting Pronouncements (continued)

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

ATLAS CAPITAL HOLDINGS, INC.

(A DEVELOPMENTAL STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 –Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business.  As noted above, the Company is in the development stage and, accordingly, has not yet generated significant revenues from operations.  As a development stage Company, it has generated revenues totaling $36,000 and incurred accumulated net losses of approximately $198,000 from September 13, 2006 (inception) through the period ended September 30, 2011.

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

Note 3 –Income Taxes

At September 30, 2011, the Company had approximately $198,000 of net operating losses (“NOL”) carry-forwards for federal and state income purposes.  These losses are available for future years and expire through 2030.  Utilization of these losses may be severely or completely limited if the Company undergoes an ownership change pursuant to Internal Revenue Code Section 382.

The deferred tax asset is summarized as follows:

September 30,
2011

Deferred tax asset:

Net operating loss carryforwards	$74,000

Deferred tax asset	74,000

Less: Valuation allowance	(74,000

Net deferred tax asset	$-

ATLAS CAPITAL HOLDINGS, INC.

(A DEVELOPMENTAL STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 –Income Taxes (continued)

A reconciliation of income tax expense computed at the U.S. federal, state, and local statutory rates and the Company’s effective tax rate is as follows:

September 30,
2010

Statutory federal income tax expense	(34)%

State and local income tax	(4)
(net of federal benefits)

Valuation allowance	38

-%

The Company has taken a 100% valuation allowance against the deferred tax asset attributable to the NOL carryforward of $198,000 at September 30, 2011, due to the uncertainty of realizing the future tax benefits.

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

ATLAS CAPITAL HOLDINGS, INC.

(A DEVELOPMENTAL STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 – Stockholders’ equity

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

ATLAS CAPITAL HOLDINGS, INC.

(A DEVELOPMENTAL STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 – Commitments and contingent liabilities

Legal matters - The Company is occasionally party to litigation or threat of litigation arising in the normal course of business.  Management, after consultation with legal counsel, does not believe that the resolution of any such matters will have a material effect on the Company’s financial position or results of operations.

Note 8 – Subsequent Events

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

Management has evaluated subsequent events through November 17, 2011, the date of which the financial statements were available to be issued.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

Management's Discussion and Analysis of Financial Condition and Results of Operations.

Disclosure Regarding Forward Looking Statements

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

Plan of Operations

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

Results of Operations for the Quarter Ended September 30 2011

For the three months ended September 30, 2011 and 2010, we had a net loss of $3,500 and $-0-, respectively.

For the three months ended September 30, 2011 and 2010, we did not generate any revenues.

For complete financial information, please see the enclosed financial statements and the accompanying notes

Liquidity and Capital Resources

We experienced net losses of $3,500 and $-0- for the years ended September 30, 2011 and 2010, respectively. Cash flows from operations are not currently sufficient to fund operations in combination with these corporate expenses. We will need to raise capital in order to execute our business plan.

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

Off-Balance Sheet Arrangements

As of the date of filing of this statement, there were no off -balance sheet arrangements.

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

See the Financial Statements and accompanying footnotes for our full financial information and disclosures, beginning on page 3.

As a smaller reporting company as defined by Rule 229.10, ALCL is not required to provide the supplementary financial data as required by this item.

ITEM 3. Quantitative And Qualitative Disclosures About Market Risk

 As a smaller reporting company, as defined by Rule 229,10(f)(1), the Company is not required to provide Quantitative and Qualitative disclosures about market risk.

ITEM 4 . Controls and Procedures

Evaluation of Disclosure Controls and Procedures Over Financial Reporting

Based on evaluations on September 30, 2011, our principal executive and financial officer, has concluded that the disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act) are effective to ensure that information required to be disclosed by the company in reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that material information relating to the Company is accumulated and communicated to management, including our principal executive and financial officer, as appropriate to allow timely decisions regarding required disclosures.

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

None

ITEM 3.  Defaults Upon Senior Securities

There were no defaults upon senior securities during the period covered by this report.

ITEM 4.  RESERVED

ITEM 5.  Other Information

None

ITEM 6.  Exhibits

The following exhibits are included with this quarterly filing. Those marked with an asterisk and required to be filed hereunder

Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date

3.1(i)	Amended Articles of Incorporation filed as an Exhibit to the Company’s Form 10/A filed on May 24, 2010		10/A		3.1(i)	04/07/2011

3.1(ii)	Bylaws of Atlas Capital Holdings, Inc. filed as an Exhibit to the Company’s 10Q filed on May 24, 2010		10Q		3.1(ii)	05/24/2010
31*	Certification of Christopher K. Davies pursuant to Section 302 of the Sarbanes-Oxley Act	X
32*	Certification of Christopher K. Davies pursuant to Section 906 of the Sarbanes-Oxley Act	X

SIGNATURES

Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 21, 2011.

ATLAS CAPITAL HOLDINGS, INC. REGISTRANT

/s/ Christopher K. Davies
Christopher K. Davies
Chief Executive Officer and
Principal Accounting Officer