Form 10-Q/A
period 2011-09-30
Atlas Capital Holdings, Inc.
filed 2011-11-28
CIK 1404526

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

Certificate of Deposits

The fair values of the bank certificate of deposits are based on the face value of the certificate of deposits

Recently Adopted Accounting Pronouncements

On June 16, 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income (Topic 220),” which requires companies to report total net income, each component of comprehensive income, and total comprehensive income on the face of the income statement, or as two consecutive statements. The components of comprehensive income will not be changed, nor does the ASU affect how earnings per share is calculated or reported. These amendments will be reported retrospectively upon adoption. The adoption of the ASU will be required for the Company’s March 31, 2012 Form 10-Q/A filing, and is not expected to have a material impact on the Company.

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

Changes in Internal Controls

During the period covered by this quarterly report on Form 10-Q/A, the Company has not made any changes to its internal control over financial reporting (as referred to in Paragraph 4(b) of the Certifications of the Company’s principal executive and financial officer included as exhibits to his report) that have materially affected, or are reasonably likely to affect the Company’s internal control over financial reporting.

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